Form 10-Q
period 2006-06-30
Lehman Brothers Holdings E-Capital Trust I; Lehman Brothers Holdings E-Capital LLC I
filed 2006-08-14
CIK 1341854, 1341853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file numbers 333-129195-01 and 333-129195-02

Lehman Brothers Holdings E-Capital Trust I
Lehman Brothers Holdings E-Capital LLC I
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-3646452
Delaware	20-3646427
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

745 Seventh Avenue
New York, New York	10019
(Address of principal executive offices)	(Zip Code)

(212) 526-7000
(Registrants’ telephone number, including area code)

THE REGISTRANTS MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND THEREFORE ARE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE PERMITTED THEREBY.

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrants are large accelerated filers, accelerated filers, or non-accelerated filers. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  Large accelerated filers ☐ Accelerated filers  ☐ Non-accelerated filers ☒

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 14, 2006, there was one Trust common security outstanding of Lehman Brothers Holdings E-Capital Trust I and one LLC common security outstanding of Lehman Brothers Holdings E-Capital LLC I and no voting securities of the Registrants were held by non-affiliates of the Registrants.

LEHMAN BROTHERS HOLDINGS E-CAPITAL TRUST I
LEHMAN BROTHERS HOLDINGS E-CAPITAL LLC I

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2006

LEHMAN BROTHERS HOLDINGS E-CAPITAL TRUST I
LEHMAN BROTHERS HOLDINGS E-CAPITAL LLC I

AVAILABLE INFORMATION

Lehman Brothers Holdings E-Capital Trust I (the “Trust”) and Lehman Brothers Holdings E-Capital LLC I (the “LLC”) (together, the “Registrants,” “we,” “us” or “our”) and the Registrants’ ultimate parent, Lehman Brothers Holdings Inc. (“LBHI”) file annual, quarterly and current reports, proxy statements (in the case of LBHI) and other information with the United States Securities and Exchange Commission (“SEC”). You may read and copy any document the Registrants or LBHI file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, U.S.A. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 (or 1-202-551-8090). The SEC maintains an internet site that contains annual, quarterly and current reports, proxy statements and other information regarding issuers that file electronically with the SEC. The Registrants’ and LBHI’s electronic SEC filings are available to the public at http://www.sec.gov.

These documents are also available in print without charge to any person who requests them by writing or telephoning:

Lehman Brothers Holdings Inc.
Office of the Corporate Secretary
1301 Avenue of the Americas
5th Floor
New York, New York 10019, U.S.A.
1-212-526-0858

LEHMAN BROTHERS HOLDINGS E-CAPITAL TRUST I

LEHMAN BROTHERS HOLDINGS E-CAPITAL LLC I

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

LEHMAN BROTHERS HOLDINGS E-CAPITAL TRUST I

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

(Unaudited)

In thousands, except per security amounts	June 30, 2006	December 31, 2005
Assets
Investment in LBHI junior subordinated debt	$300,001	$300,001
Commercial paper	16,383	16,023
Interest receivable	2,133	1,759
Total assets	$318,517	$317,783

Liabilities
Trust preferred securities (ECAPS)	$300,000	$300,000
Interest payable	2,133	1,759
Total liabilities	302,133	301,759

Minority interest in consolidated subsidiary	16,383	16,023

Stockholder’s Equity
Trust common security
1 security authorized, issued, and outstanding;
$1,000 liquidation amount	1	1
Total stockholder’s equity	1	1
Total liabilities, minority interest and stockholder’s equity	$318,517	$317,783

See Notes to Consolidated Financial Statements

LEHMAN BROTHERS HOLDINGS E-CAPITAL TRUST I

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended	Six Months Ended
In thousands	June 30, 2006	June 30, 2006
Interest income	$4,553	$8,706
Interest expense	4,353	8,346
Minority interest expense	200	360
Total expenses	4,553	8,706
Net income	$0	$0

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS E-CAPITAL TRUST I

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

Six Months Ended
In thousands	June 30, 2006

Cash Flows From Operating Activities
Net income	$0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of interest income	(360)
Minority interest expense	360
Net change in:
Interest receivable	(374)
Interest payable	374
Net cash provided by (used in) operating activities	0

Cash Flows From Investing Activities
Maturity of commercial paper	16,114
Purchase of commercial paper	(16,114)
Net cash provided by (used in) investing activities	0
Net change in cash and cash equivalents	0
Cash and cash equivalents, beginning of period	0
Cash and cash equivalents, end of period	$0
Supplemental Disclosure of Cash Flow Information (in thousands):
Interest paid totaled $7,972 in 2006.

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS E-CAPITAL TRUST I

Notes to the Consolidated Financial Statements
(Unaudited)

1.             Organization and Purpose

Lehman Brothers Holdings E-Capital Trust I (the “Trust”) is a statutory business trust formed under the Delaware Business Trust Act, as amended, pursuant to the filing of a certificate of trust with the Secretary of State on August 16, 2005 and the execution of a declaration of trust dated as of August 19, 2005. The Trust exists for the exclusive purpose of (i) issuing trust securities, consisting of Floating Rate Enhanced Capital Advantage Preferred Securities (the “Trust Preferred Securities” or “ECAPS”) and trust common securities (the “Trust Common Securities”), representing undivided beneficial ownership interests in the assets of the Trust, (ii) investing the gross proceeds of the trust securities in the preferred securities (the “LLC Preferred Securities”) issued by Lehman Brothers Holdings E-Capital LLC I (the “LLC”), and (iii) engaging in only those other activities necessary or incidental thereto. Lehman Brothers Holdings Inc. (“LBHI”) is the sole owner of the Trust Common Securities.

LBHI paid all expenses related to the offering of the Trust Preferred Securities. LBHI also has agreed to (i) pay all fees and expenses related to the organization and operations of the Trust and LLC (including taxes (other than withholding taxes), duties, assessments, or government charges of whatever nature imposed by the United States of America or any other domestic taxing authority upon the Trust) and the offering of the Trust Preferred Securities and (ii) be responsible for all debts and other obligations of the Trust (other than with respect to the Trust Preferred Securities and the Trust Common Securities). LBHI has agreed to indemnify the trustees of the Trust and certain other persons.

2.             Summary of Significant Accounting Policies

Basis of Presentation

These consolidated financial statements are prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) with respect to the quarterly report on Form 10-Q and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.  These Consolidated Financial Statements and notes should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto of the Trust and the LLC for the period from August 16, 2005 (inception) to December 31, 2005, included in Amendment No. 1 to LBHI’s and the Registrants’ Registration Statement on Form S-4, File No. 333-129195(-01/-02), filed with the SEC on May 10, 2006 (the “Form S-4”).

The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates that affect reported amounts. As such, actual results could differ from those estimates.

Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51” (“FIN 46(R)”), defines the criteria used in determining when a special purpose entity qualifies as a variable interest entity (“VIE”), and when that VIE should be consolidated. Under FIN 46(R), the LLC is deemed to be a VIE, and the Trust consolidates the LLC as its primary beneficiary. The primary beneficiary is the party that has either a majority of the expected losses or a majority of the expected residual returns of such entity, as defined.

Investments

The investment in LBHI junior subordinated debt is carried at cost, with the related accrued interest receivable included in the Consolidated Statement of Financial Condition. The investment in commercial paper is carried at cost plus accrued interest in the Consolidated Statement of Financial Condition. The fair values of the investments approximate their carrying values.

Trust Preferred Securities

The Trust Preferred Securities (ECAPS) are carried at cost, with the related accrued interest payable included in the Consolidated Statement of Financial Condition.

Minority Interest

The minority interest as shown in the Consolidated Statement of Financial Condition represents the investment made by LBHI in the LLC. See Note 3 for additional information.

Revenue Recognition

Interest income is recognized on an accrual basis and presented in the Consolidated Statement of Income.

Income Taxes

The Trust is characterized as a grantor trust for United States federal income tax purposes and will not be taxed as a corporation. For income tax purposes, the holders’ proportionate interests in any income or losses from the Trust are passed through to the holders of the Trust Preferred Securities and Trust Common Securities. Therefore, no provision for income taxes has been included in the consolidated financial statements.

3.             Trust Preferred Securities (ECAPS)

The Trust issued $300 million of Trust Preferred Securities (ECAPS) and $1,000 of Trust Common Securities on August 19, 2005. The Trust used the offering proceeds to purchase $300 million of LLC Preferred Securities. Contemporaneous with the issuance of the LLC Preferred Securities, the LLC also issued common securities with an aggregate liquidation preference of $15.8 million, representing 5% of the total initial capital of the LLC (the “Minority Interest”). The LLC used the proceeds from the issuance of the LLC Preferred Securities and Minority Interest to purchase a LBHI floating rate subordinated debenture due 2035 (the “Company Debenture”) in a principal amount of $300,001,000 and certain U.S. government obligations and commercial paper of entities not affiliated with LBHI and its subsidiaries (the “Eligible Debt Securities”).

Holders of the Trust Preferred Securities (ECAPS) receive distributions of their pro rata portion of any cash payments received by the Trust on the LLC Preferred Securities. Distributions on the LLC Preferred Securities accumulate from August 19, 2005, the date of original issuance of the LLC Preferred Securities, and are payable quarterly in arrears on each February 19, May 19, August 19 and November 19 (or the next succeeding business day if not a business day), commencing November 21, 2005, at an annual rate of 3-month LIBOR for the related distribution period plus a margin equal to 0.78% until August 19, 2010 and at an annual rate of 3-month LIBOR plus a margin equal to 1.78% from August 19, 2010 until August 19, 2035, and thereafter as set forth in the limited liability company agreement of the LLC. The LLC is entitled to receive interest payments on the Company Debenture on the same dates and in the same amounts until its maturity on August 19, 2035. Distributions on the Minority Interest accumulate at an annual rate of 3-month LIBOR for each distribution period plus a margin equal to 2.78% until August 19, 2010 and thereafter at an annual rate of 3-month LIBOR plus a margin equal to 3.78%. If earnings on the Company Debenture and the Eligible Debt Securities exceed the aggregate amounts payable on the LLC Preferred Securities and the Minority Interest as described above, 50% of such excess will be distributed on the LLC Preferred Securities and the balance will be distributed on the Minority Interest.

The LLC Preferred Securities are redeemable for cash, at the option of LBHI as the managing member of the LLC, in whole or in part, from time to time after August 19, 2010, at an amount per LLC Preferred Security equal to the $1,000 liquidation preference plus accumulated and unpaid distributions on a compounded basis (the “Redemption Price”). Upon any redemption of the LLC Preferred Securities, the Trust Preferred Securities and Trust Common Securities will be redeemed on a pro rata basis and the Trust Preferred Securities will be redeemed at a corresponding Redemption Price. Neither the LLC Preferred Securities nor the Trust Preferred Securities are redeemable at any time at the option of the holders thereof.

LBHI has guaranteed, on a subordinated basis, the payment in full of all distributions and other payments on the Trust Preferred Securities to the extent that the Trust has funds available therefor.

Generally, holders of the Trust Preferred Securities will not have any voting rights.

4.             Concentration of Credit Risk

The credit risk of the Trust principally relates to LBHI as issuer of the Company Debenture, and the possibility of LBHI’s non-performance in fulfilling its contractual obligations pursuant to this transaction.

5.             Related Parties

On February 21 and May 19, 2006, the Trust received its scheduled interest payments on the LLC Preferred Securities at annual rates of 5.15% (approximately $3.95 million in the aggregate) and 5.55% (approximately $4.02 million in the aggregate), respectively, and paid the same amount on the Trust Preferred Securities.

In addition, LBHI has guaranteed certain payments as described in Note 3. These financial statements should be read in conjunction with Lehman Brothers Holdings Inc.’s quarterly report on Form 10-Q for the quarterly period ended May 31, 2006.

LEHMAN BROTHERS HOLDINGS E-CAPITAL LLC I

Statement of Financial Condition
(Unaudited)

In thousands	June 30, 2006	December 31, 2005
Assets
Investment in LBHI junior subordinated debt	$300,001	$300,001
Commercial paper	16,383	16,023
Interest receivable	2,133	1,759
Total assets	$318,517	$317,783

Liabilities and Member’s Capital
LLC preferred securities	$300,001	$300,001
Interest payable	2,133	1,759
Total liabilities	302,134	301,760

Member’s Capital
Contributed capital	15,790	15,790
Retained earnings	593	233
Total member’s capital	16,383	16,023
Total liabilities and member’s capital	$318,517	$317,783

See Notes to Financial Statements.

LEHMAN BROTHERS HOLDINGS E-CAPITAL LLC I

Statement of Income
(Unaudited)

	Three Months Ended	Six Months Ended
In thousands	June 30, 2006	June 30, 2006
Interest income	$4,553	$8,706
Interest expense	4,353	8,346
Net income	$200	$360

See Notes to Financial Statements.

LEHMAN BROTHERS HOLDINGS E-CAPITAL LLC I

STATEMENT OF CASH FLOWS
(Unaudited)

Six Months Ended
In thousands	June 30, 2006
Cash Flows From Operating Activities
Net income	$360
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of interest income	(360)
Net change in:
Interest receivable	(374)
Interest payable	374
Net cash provided by (used in) operating activities	0
Cash Flows From Investing Activities
Maturity of commercial paper	16,114
Purchase of commercial paper	(16,114)
Net cash provided by (used in) investing activities	0
Net change in cash and cash equivalents	0
Cash and cash equivalents, beginning of period	0
Cash and cash equivalents, end of period	$0
Supplemental Disclosure of Cash Flow Information (in thousands):
Interest paid totaled $7,972 in 2006.

See Notes to Financial Statements.

LEHMAN BROTHERS HOLDINGS E-CAPITAL LLC I

Notes to the Financial Statements

(Unaudited)

1.                                      Organization and Purpose

Lehman Brothers Holdings E-Capital LLC I (the “LLC”) is a limited liability company formed under the Delaware Limited Liability Company Act, as amended, pursuant to the filing of a certificate of formation with the Secretary of State on August 16, 2005 and the execution of a limited liability company agreement dated as of August 19, 2005. Lehman Brothers Holdings Inc. (“LBHI”) is the sole managing member of the LLC. Upon the issuance of the LLC preferred securities to Lehman Brothers Holdings E-Capital Trust I (the “Trust”), which securities represent preferred interests in the LLC (the “LLC Preferred Securities”), the Trust became the sole non-managing member of the LLC. Contemporaneous with the issuance of the LLC Preferred Securities, LBHI as managing member contributed capital to the LLC in an amount equal to 5% of the total initial capital of the LLC for its purchase of the common securities of the LLC (the “LLC Common Securities”). The LLC exists for the sole purpose of (i) issuing its interests, (ii) investing the proceeds thereof in LBHI junior subordinated debt (“Affiliate Debt Instruments”) and certain U.S. government obligations and commercial paper of entities not affiliated with LBHI and its subsidiaries (the “Eligible Debt Securities”), and (iii) engaging in only those other activities necessary or incidental thereto.

LBHI has agreed to (i) pay all fees and expenses related to the organization and operations of the LLC, including taxes (other than withholding taxes), duties, assessments, or government charges of whatever nature imposed by the United States of America or any other domestic taxing authority upon the LLC, and (ii) be responsible for all debts and other obligations of the LLC, other than with respect to the LLC Preferred Securities and the LLC Common Securities.

2.                                      Summary of Significant Accounting Policies

Basis of Presentation

These financial statements are prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) with respect to the quarterly report on Form 10-Q and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.  These financial statements and notes should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto of the Trust and the LLC for the period from August 16, 2005 (inception) to December 31, 2005, included in Amendment No. 1 to LBHI’s and the Registrants’ Registration Statement on Form S-4, File No. 333-129195(-01/-02), filed with the SEC on May 10, 2006 (the “Form S-4”).

The financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates that affect reported amounts. As such, actual results could differ from those estimates.

Investments

The investment in LBHI junior subordinated debt is carried at cost, with the related accrued interest receivable included in the Statement of Financial Condition. The investment in commercial paper is carried at cost plus accrued interest in the Statement of Financial Condition. The fair values of the investments approximate their carrying values.

LLC Preferred Securities

The LLC Preferred Securities are carried at cost, with the related accrued interest payable included in the Statement of Financial Condition.

Revenue Recognition

Interest income is recognized on an accrual basis and presented in the Statement of Income.

Income Taxes

The LLC is characterized for United States federal income tax purposes as a partnership and will not be taxed as a corporation. For income tax purposes, the holders’ proportionate interests in any income or losses from the LLC are passed through to the holders of the LLC Preferred Securities and LLC Common Securities. Therefore, no provision for income taxes has been included in the financial statements.

3.                                      LLC Preferred Securities

The LLC issued $300 million of LLC Preferred Securities, which were purchased by the Trust. Contemporaneous with the issuance of the LLC Preferred Securities, the LLC also issued LLC Common Securities with an aggregate liquidation preference of $15.8 million, representing 5% of the total initial capital of the LLC. The LLC used the proceeds from the issuance of the LLC Preferred and Common Securities to purchase a Lehman Brothers Holdings Inc. (“LBHI”) floating rate subordinated debenture due 2035 (the “Company Debenture”) in a principal amount of $300,001,000 and Eligible Debt Securities.

Distributions on the LLC Preferred Securities accumulate from August 19, 2005, the date of original issuance of the LLC Preferred Securities, and are payable quarterly in arrears on each February 19, May 19, August 19 and November 19 (or the next succeeding business day if not a business day), commencing November 21, 2005, at an annual rate of 3-month LIBOR for the related distribution period plus a margin equal to 0.78% until August 19, 2010 and at an annual rate of 3-month LIBOR plus a margin equal to 1.78% from August 19, 2010 until August 19, 2035, and thereafter as set forth in the limited liability company agreement of the LLC. The LLC is entitled to receive interest payments on the Company Debenture on the same dates and in the same amounts until its maturity on August 19, 2035. Distributions on the LLC Common Securities accumulate at an annual rate of 3-month LIBOR for each distribution period plus a margin equal to 2.78% until August 19, 2010 and thereafter at an annual rate of 3-month LIBOR plus a margin equal to 3.78%. If earnings on the Company Debenture and the Eligible Debt Securities exceed the aggregate amounts payable on the LLC Preferred Securities and the LLC Common Securities as described above, 50% of such excess will be distributed on the LLC Preferred Securities and the balance will be distributed on the LLC Common Securities.

The LLC Preferred Securities will be redeemable for cash, at the option of LBHI as the managing member of the LLC, in whole or in part, from time to time after August 19, 2010, at an amount per LLC Preferred Security equal to the $1,000 liquidation preference plus accumulated and unpaid distributions on a compounded basis (the “Redemption Price”). The LLC Preferred Securities are not redeemable at any time at the option of the holders.

LBHI has guaranteed, on a subordinated basis, the payment in full of all distributions and other payments on the LLC Preferred Securities to the extent that the LLC has funds available therefor.

4.                                      Concentrations of Credit Risk

The credit risk of the LLC principally relates to LBHI as issuer of the Company Debenture, and the possibility of LBHI’s non-performance in fulfilling its contractual obligations pursuant to this transaction.

5.                                      Related Parties

On February 21 and May 19, 2006, the LLC received its scheduled interest payments on the Company Debenture at annual rates of 5.15% (approximately $3.95 million in the aggregate) and 5.55% (approximately $4.02 million in the aggregate), respectively, and paid the same amount on the LLC Preferred Securities to the Trust.

In addition, LBHI has guaranteed certain payments as described in Note 3. These financial statements should be read in conjunction with Lehman Brothers Holdings Inc.’s quarterly report on Form 10-Q for the quarterly period ended May 31, 2006.

Lehman Brothers Holdings E-Capital Trust I
Lehman Brothers Holdings E-Capital LLC I
Management’s Narrative Analysis of Results of Operations

ITEM 2.                    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

Forward-Looking Statements

Some of the statements contained in this Management’s Narrative Analysis of Results of Operations, including those relating to our strategy and other statements that are predictive in nature, that depend on or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are not historical facts but instead represent only management’s expectations, estimates and projections regarding future events. Similarly, these statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. For discussion of some of these risks, see Part II, Item 1A, “Risk Factors” below. Our actual results and financial condition may differ, perhaps materially, from the anticipated results and financial condition in any such forward-looking statements and, accordingly, readers are cautioned not to place undue reliance on such statements, which speak only as of the date on which they are made. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

General

The Trust and the LLC were both formed on August 16, 2005. The Trust is a statutory trust formed under the Delaware Statutory Trust Act, as amended.  The LLC is a limited liability company formed under the Delaware Limited Liability Company Act, as amended.

On August 19, 2005, the Trust issued $300 million aggregate liquidation amount of trust preferred securities to investors in a private placement and $1,000 of trust common securities to LBHI. The Trust used the offering proceeds to purchase from the LLC $300 million aggregate liquidation preference of LLC preferred securities. Contemporaneous with the issuance of the LLC preferred securities, the LLC also issued to LBHI common securities with an aggregate liquidation preference of $15.8 million, representing 5% of the total initial capital of the LLC. The LLC used the proceeds from the issuance of the LLC preferred and common securities to purchase from LBHI a floating rate subordinated debenture due 2035 in a principal amount of $300,001,000 (the “Company Debenture”) and certain U.S. government obligations and commercial paper of entities not affiliated with LBHI and its subsidiaries (the “Eligible Debt Securities”).

The trust exists for the exclusive purpose of (i) issuing the trust preferred securities and trust common securities (collectively, the “trust securities”) representing undivided beneficial ownership interests in the assets of the trust, (ii) investing the gross proceeds of the trust preferred securities and the trust common securities in the LLC preferred securities, and (iii) engaging in other activities necessary or incidental thereto.

The LLC exists for the sole purpose of (i) issuing its interests, (ii) investing the proceeds thereof in certain “Affiliate Debt Instruments” (including the Company Debenture) and Eligible Debt Securities and (iii) engaging in other activities necessary or incidental thereto.

On June 19, 2006, pursuant to contractual registration rights, the Trust issued to its investors registered trust preferred securities under the Securities Act of 1933, as amended, in exchange for the unregistered trust preferred securities, the LLC exchanged registered LLC preferred securities for the unregistered LLC preferred securities and LBHI exchanged a registered Company Debenture for the unregistered Company Debenture.

LBHI has irrevocably guaranteed, on a subordinated basis, the payment in full of (i) any accumulated and unpaid distributions on the trust preferred securities to the extent of funds of the trust available therefor, (ii) the amount payable upon redemption of the trust preferred securities to the extent of funds of the trust available therefor and (iii) the liquidation amount of the trust preferred securities to the extent of the assets of the trust available for distribution to holders of trust preferred securities.  LBHI has also irrevocably guaranteed on a subordinated basis, the payment in full of (i) any accumulated and unpaid distributions on the LLC preferred securities to the extent they become payable after giving effect to any permitted deferrals and to the extent of funds of the LLC available therefor, (ii) the amount payable upon redemption of the LLC preferred securities to the extent of funds of the LLC available therefor and (iii) the liquidation preference of the LLC preferred securities to the extent of the assets of the LLC available for distribution to holders of LLC preferred securities. LBHI will fully and unconditionally guarantee, on a subordinated basis, payments in respect of any Affiliate Debt Instruments not issued by LBHI (the “Investment Guarantees”). These financial statements should be read in conjunction with Lehman Brothers Holdings Inc.’s report on Form 10-Q for the quarterly period ended May 31, 2006 (the “Form 10-Q”).

In accordance with the guidance under FIN 46(R), the Trust consolidates the LLC.  LBHI does not consolidate either the Trust or the LLC as it is not deemed the primary beneficiary under the guidance of FIN 46(R).

Holders of the trust preferred securities receive distributions of their pro rata portion of any cash payments received by the trust on the LLC preferred securities. Distributions on the LLC preferred securities accumulate from August 19, 2005, the date of original issuance of the LLC preferred securities, and are payable quarterly in arrears on each February 19, May 19, August 19 and November 19 (or the next succeeding business day if not a business day), commencing November 21, 2005, at an annual rate of 3-month LIBOR for the related distribution period plus a margin equal to 0.78% until August 19, 2010 and at an annual rate of 3-month LIBOR plus a margin equal to 1.78% from August 19, 2010 until August 19, 2035, and thereafter as described in the Form S-4. The LLC is entitled to receive interest payments on the Company Debenture on the same dates and in the same amounts until its maturity on August 19, 2035. Distributions on the LLC common securities accumulate at an annual rate of 3-month LIBOR for each distribution period plus a margin equal to 2.78% until August 19, 2010 and thereafter at an annual rate of 3-month LIBOR plus a margin equal to 3.78%.

If earnings on the Company Debenture and the Eligible Debt Securities exceed the aggregate amounts payable on the LLC preferred securities and the LLC common securities at their respective stated distribution rates described above, 50% of such excess will be distributed on the LLC preferred securities and the balance will be distributed on the LLC common securities. Since the interest payable on the Company Debenture is equal to the stated distribution rate on the LLC preferred securities, such additional amounts will be payable on the LLC preferred securities only if the earnings on the Eligible Debt Securities since August 19, 2005, the date of the original issuance of the LLC common securities, exceed the amounts accumulated on the LLC common securities at their stated distribution rate since such date. The earnings on the Eligible Debt Securities since such date have not exceeded the amounts accumulated on the LLC common securities at their stated distribution rate since such date, and as a result, no such additional amounts were payable on the LLC preferred securities.

A more complete description of the terms of the trust preferred securities, LLC preferred securities, the Company Debenture and the guarantees of LBHI is contained under the captions “Description of the Trust Preferred Securities,” “Description of the Trust Guarantee,” “Description of the LLC Preferred Securities,” “Description of the LLC Guarantee,” “Description of the LLC Investments” and “Relationship among the Trust Preferred Securities, the LLC Preferred Securities, the Affiliate Debt Instruments and the Guarantees” in Amendment No. 1 to LBHI’s and the Form S-4 and is incorporated herein by reference.

Results of Operations and Changes in Cash Flow for the Six Months Ended June 30, 2006

The Trust earned revenues of approximately $8.71 million in interest income on the Company Debenture and Eligible Debt Securities held by the LLC during the six months ended June 30, 2006. The Trust had approximately $8.35 million in interest expense on the trust preferred securities and approximately $360,000 in minority interest expense related to the LLC common securities held by LBHI during the six months ended June 30, 2006. Therefore, the Trust had no net income for the six months ended June 30, 2006. The LLC earned revenues of approximately $8.71 million in interest income on the Company Debenture and Eligible Debt Securities during the six months ended June 30, 2006. The LLC had approximately $8.35 million in interest expense on the LLC preferred securities during the six months ended June 30, 2006. Therefore, the LLC had net income of approximately $360,000 for the six months ended June 30, 2006, representing the return on LBHI’s investment in the LLC common securities.

On February 21 and May 19, 2006, the LLC received its scheduled interest payments on the Company Debenture at annual rates of 5.15% (approximately $3.95 million in the aggregate) and 5.55% (approximately $4.02 million in the aggregate), respectively, and paid the same amounts on the LLC preferred securities to the Trust. The holders of the

300,000 trust preferred securities were paid the required quarterly cash distribution at those rates (or $13.16 per trust preferred security on February 21, 2006 and $13.41 per trust preferred security on May 19, 2006). From May 19, 2006 through June 30, 2006, additional interest of $2.13 million was accrued on the Company Debenture at an annual rate of 5.95%. During the six months ended June 30, 2006, approximately $360,000 of income was earned on the Eligible Debt Securities.

Liquidity and Capital Resources

The ability of the Trust to pay distributions on the trust preferred securities is entirely dependent on its receipt of corresponding distributions with respect to the LLC preferred securities. The ability of the LLC to pay distributions on the LLC preferred securities is, in turn, dependent on its receipt of payments with respect to the Company Debenture and the Eligible Debt Securities held by the LLC. LBHI has guaranteed, on a subordinated basis, the payment in full of all distributions and other payments on the trust preferred securities to the extent that the Trust has funds available therefor. Accordingly, an evaluation of LBHI’s financial condition is relevant to an evaluation of the financial condition of the Trust and its ability to pay distributions on the trust preferred securities, and you should read the information about LBHI, including financial statements and other financial information, contained or incorporated by reference in the annual, quarterly and current reports LBHI files with the SEC, which are incorporated herein by reference. See “Available Information” above.

LEHMAN BROTHERS HOLDINGS E-CAPITAL TRUST I
LEHMAN BROTHERS HOLDINGS E-CAPITAL LLC I
PART I—FINANCIAL INFORMATION

ITEM 4.                    Controls and Procedures

The management of the Trust and the LLC, with the participation of the persons who function as the equivalent of the principal executive officer and principal financial officer of the Trust and the LLC, evaluated the disclosure controls and procedures of the Trust and the LLC as of the end of the fiscal quarter covered by this Report.

Based on that evaluation, the persons who function as the equivalent of the principal executive officer and principal financial officer of the Trust and the LLC have concluded that, as of the end of the fiscal quarter covered by this Report, the disclosure controls and procedures of the Trust and the LLC are effective to ensure that information required to be disclosed by the Trust and the LLC in the reports filed or submitted by them under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Trust and the LLC in such reports is accumulated and communicated to their management, including the persons who function as the equivalent of the principal executive officer and principal financial officer of the Trust and the LLC, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the internal control over financial reporting of the Trust and the LLC that occurred during the fiscal quarter covered by this Report that has materially affected, or is reasonably likely to materially affect, their internal control over financial reporting.

LEHMAN BROTHERS HOLDINGS E-CAPITAL TRUST I

LEHMAN BROTHERS HOLDINGS E-CAPITAL LLC I

PART II—OTHER INFORMATION

ITEM 1A.           Risk Factors

The risk factors applicable to the Registrants are set forth under the caption “Risk Factors” in the Form S-4 and are incorporated herein by reference.  There are no material changes from the risk factors set forth therein.

ITEM 6.                    Exhibits

The following exhibits are filed as part of (or are furnished with, as indicated below) this Quarterly Report or, where indicated, were heretofore filed and are hereby incorporated by reference:

3.01

Certificate of Formation of Lehman Brothers Holdings E-Capital LLC I (incorporated by reference to Exhibit 4.05 to the Registrants’ Registration Statement on Form S-4, File No. 333-129195-01/02, filed on October 21, 2005)

3.02

Limited Liability Company Agreement of Lehman Brothers Holdings E-Capital LLC I, dated as of August 19, 2005 (incorporated by reference to Exhibit 4.06 to the Registrants’ Registration Statement on Form S-4, File No. 333-129195-01/02, filed on October 21, 2005)

3.03

Amendment No. 1, dated as of May 3, 2006, to Limited Liability Company Agreement of Lehman Brothers Holdings E-Capital LLC I, dated August 19, 2005 (incorporated by reference to Exhibit 4.07 to Amendment No. 1 to the Registrants’ Registration Statement on Form S-4, File No. 333-129195-01/02, filed on May 10, 2006)

3.04

Certificate of Trust of Lehman Brothers Holdings E-Capital Trust I (incorporated by reference to Exhibit 4.07 to the Registrants’ Registration Statement on Form S-4, File No. 333-129195-01/02, filed on October 21, 2005)

3.05

Declaration of Trust of Lehman Brothers Holdings E-Capital Trust I, dated as of August 19, 2005 (incorporated by reference to Exhibit 4.08 to the Registrants’ Registration Statement on Form S-4, File No. 333-129195-01/02, filed on October 21, 2005)

4.01

LLC Guarantee Agreement, dated as of August 19, 2005 (incorporated by reference to Exhibit 4.09 of the Registrants’Registration Statement on Form S-4,File No. 333-129195-01/-02, filed on October 21, 2005

4.02

Trust Guarantee Agreement, dated as of August 19, 2005 (incorporated by reference to Exhibit 4.10 of the Registrants’ Registration Statement on Form S-4,File No. 333-129195-01/-02 filed on October 21, 2005

4.03

Forms of global certificate of trust preferred security (included Exhibit 3.05 above) (incorporated by reference to Exhibit 4.11 of the Registrants’ registration statement on Form S-4, File No. 333-129195-01/-02, filed on October 21, 2005

4.04	Certificate of trust common security (incorporated by reference to Exhibit 4.12 of the Registrants’ Registration Statement on Form S-4, File No. 333-129195-01/-02, filed on October 21, 2005

4.05

Form of certificate of LLC preferred security (included in Exhibit 3.02 above) (incorporated by reference to Exhibit 4.13 of the Registrants’ Registration Statement on Form S-4, File No. 333-129195-01/-02, filed on October 21, 2005

31.01*	Certification of Person Who Functions as the Equivalent of the Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a)

31.02*	Certification of Person Who Functions as the Equivalent of the Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a)

32.01*

Certification of Person Who Functions as the Equivalent of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Enacted by Section 906 of the Sarbanes-Oxley Act of 2002 (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)

32.02*

Certification of Person Who Functions as the Equivalent of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Enacted by Section 906 of the Sarbanes-Oxley Act of 2002 (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)

*                             Filed/furnished herewith

LEHMAN BROTHERS HOLDINGS E-CAPITAL TRUST I
LEHMAN BROTHERS HOLDINGS E-CAPITAL LLC I

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this Report to be signed on their behalf by the undersigned thereunto duly authorized.

LEHMAN BROTHERS HOLDINGS E-CAPITAL TRUST I

Date: August 14, 2006	By:	/s/ Edward S. Grieb
Regular Trustee

LEHMAN BROTHERS HOLDINGS E-CAPITAL LLC I

Date: August 14, 2006	By: Lehman Brothers Holdings Inc., as Managing Member

	By:	/s/Edward S. Grieb
Financial Controller

LEHMAN BROTHERS HOLDINGS E-CAPITAL TRUST I
LEHMAN BROTHERS HOLDINGS E-CAPITAL LLC I

EXHIBIT INDEX

Exhibit No.	Exhibit

31.01	Certification of Person Who Functions as the Equivalent of the Principal Executive Officer Pursuant to Rule 13a-14 (a) and 15d-14 (a)

31.02	Certification of Person Who Functions as the Equivalent of the Principal Financial Officer Pursuant to Rule 13a-14 (a) and 15d-14 (a)

32.01	Certification of Person Who Functions as the Equivalent of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Enacted by Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Person Who Functions as the Equivalent of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Enacted by Section 906 of the Sarbanes-Oxley Act of 2002