Form 10-K
period 2007-12-31
Lehman Brothers Holdings E-Capital Trust I; Lehman Brothers Holdings E-Capital LLC I
filed 2008-03-31
CIK 1341854, 1341853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file numbers 333-129195-01 and 333-129195-02

Lehman Brothers Holdings E-Capital Trust I	Delaware	20-3646452
Lehman Brothers Holdings E-Capital LLC I	Delaware	20-3646427
(Exact Name of Registrant as Specified in its Charter)	(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

745 Seventh Avenue

New York, New York 10019

(Address of principal executive offices)  (Zip Code)

(212) 526-7000

(Registrants’ telephone number, including area code)

THE REGISTRANTS MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND THEREFORE ARE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE PERMITTED THEREBY.

Indicate by check mark if the Registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act. Yes ☐  No☒

Indicate by check mark if the Registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 29, 2008, there was one Trust common security outstanding of Lehman Brothers Holdings E-Capital Trust I and one LLC common security outstanding of Lehman Brothers Holdings E-Capital LLC I and no voting securities of the Registrants were held by non-affiliates of the Registrants.

DOCUMENTS INCORPORATED BY REFERENCE:  Prospectus dated May 16, 2006 (the “Prospectus”), filed on May 16, 2006, pursuant to Rule 424(b), under Registration Statement on Form S-3 (No. 333-129195) filed by the Registrants and Lehman Brothers Holdings Inc., is incorporated by reference in Part II. A portion of Lehman Brothers Holdings Inc.’s Definitive Proxy Statement, for its 2008 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated by reference in Part III.

LEHMAN BROTHERS HOLDINGS E-CAPITAL TRUST I

LEHMAN BROTHERS HOLDINGS E-CAPITAL LLC I

LEHMAN BROTHERS HOLDINGS E-CAPITAL TRUST I

LEHMAN BROTHERS HOLDINGS E-CAPITAL LLC I

AVAILABLE INFORMATION

Lehman Brothers Holdings E-Capital Trust I (the “Trust”) and Lehman Brothers Holdings E-Capital LLC I (the “LLC”) (together, the “Registrants,” “we,” “us” or “our”) and the Registrants’ ultimate parent, Lehman Brothers Holdings Inc. (“Holdings”) file annual, quarterly and current reports, proxy statements (in the case of  Holdings) and other information with the United States Securities and Exchange Commission (“SEC”). You may read and copy any document the Registrants or Holdings file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, U.S.A. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 (or 1-202-551-8090). The SEC maintains an internet site that contains annual, quarterly and current reports, proxy statements and other information regarding issuers that file electronically with the SEC. The Registrants’ and  Holdings’ electronic SEC filings are available to the public at http://www.sec.gov.

These documents are also available in print without charge to any person who requests them by writing or telephoning:

Lehman Brothers Holdings Inc.

Office of the Corporate Secretary

1271 Avenue of the Americas

42nd Floor

New York, New York 10020, U.S.A.

1-212-526-0858

PART I

ITEM 1.     BUSINESS

The Trust and the LLC

The Trust is a statutory trust formed on August 16, 2005, under the Delaware Statutory Trust Act, as amended. The LLC is a limited liability company formed on August 16, 2005, under the Delaware Limited Liability Company Act, as amended.

On August 19, 2005, the Trust issued $300 million aggregate liquidation amount of Floating Rate Enhanced Capital Advantage Preferred Securities (the “Trust Preferred Securities” or “ECAPS®”) to investors in a private placement and $1,000 of Trust common securities (the “Trust Common Securities,” and together with the Trust Preferred Securities, the “Trust Securities”) to Holdings. The Trust used the proceeds of the issuance of the Trust Securities to purchase from the LLC $300 million aggregate liquidation preference of preferred securities (the “LLC Preferred Securities”) issued by the LLC. Contemporaneous with the issuance of the LLC Preferred Securities, the LLC also issued to  Holdings the LLC’s common securities (the “LLC Common Securities,” and, together with the LLC Preferred Securities, the “LLC Securities”) with an aggregate liquidation preference of $15.8 million, representing 5% of the total initial capital of the LLC. The LLC used the proceeds from the issuance of the LLC Preferred Securities and LLC Common Securities to purchase from Holdings a $300,000,000 floating rate subordinated debenture due 2035 (the “Company Debenture”) and certain U.S. government obligations and commercial paper of entities not affiliated with Holdings and its subsidiaries (the “Eligible Debt Securities”).

The Trust exists for the sole purpose of (i) issuing the Trust Securities, representing undivided beneficial ownership interests in the assets of the Trust, (ii) investing the gross proceeds of the Trust Securities in the LLC Preferred Securities and (iii) engaging in only those other activities necessary or incidental thereto. Holdings is the sole owner of the Trust Common Securities.

The LLC exists for the sole purpose of (i) issuing the LLC Securities, (ii) investing the proceeds thereof in the Company Debenture or other junior subordinated debt of Holdings (“Affiliate Debt Instruments”) and Eligible Debt Securities and (iii) engaging in only those other activities necessary or incidental thereto. Holdings is the sole managing member of the LLC, and the Trust is the sole non-managing member of the LLC.

On June 19, 2006, pursuant to contractual registration rights, the Trust issued to its investors Trust Preferred Securities registered under the Securities Act of 1933, as amended, in exchange for the unregistered Trust Preferred Securities, the LLC exchanged registered LLC Preferred Securities for the unregistered LLC preferred securities and Holdings exchanged a registered Company Debenture for the unregistered Company Debenture.

Holdings has irrevocably guaranteed, on a subordinated basis, the payment in full of (i) any accumulated and unpaid distributions on the Trust Preferred Securities to the extent of funds of the Trust available therefor, (ii) the amount payable upon redemption of the Trust Preferred Securities to the extent of funds of the Trust available therefor and (iii) the liquidation amount of the Trust Preferred Securities to the extent of the assets of the Trust available for distribution to holders of Trust Preferred Securities (the “Trust Guarantee”). Holdings has also irrevocably guaranteed, on a subordinated basis, the payment in full of (i) any accumulated and unpaid distributions on the LLC Preferred Securities to the extent they become payable after giving effect to any permitted deferrals and to the extent of funds of the LLC available therefor, (ii) the amount payable upon redemption of the LLC Preferred Securities to the extent of funds of the LLC available therefor (the “LLC Guarantee”) and (iii) the liquidation preference of the LLC Preferred Securities to the extent of the assets of the LLC available for distribution to holders of LLC Preferred Securities. Holdings will fully and unconditionally guarantee, on a subordinated basis, payments in respect of any Affiliate Debt Instruments not issued by  Holdings (the “Investment Guarantees”).

Pursuant to the Trust’s declaration of trust, there are initially five trustees for the Trust. Three of the trustees (the “Regular Trustees”) are individuals who are employees or officers of or who are affiliated with Holdings. The fourth trustee is a financial institution that is unaffiliated with Holdings and is trustee for purposes of compliance with the provisions of the Trust Indenture Act (the “Property Trustee”). The fifth trustee is an entity that maintains its principal place of business in the State of Delaware (the “Delaware Trustee”). Currently, JPMorgan Chase Bank, N.A., acts as Property Trustee, and its affiliate, Chase Bank USA, National Association, acts as Delaware Trustee until, in each case, it is removed or replaced by Holdings as the holder of the Trust Common Securities. For purposes of compliance with the

Trust Indenture Act, JPMorgan Chase Bank, N.A., acts as trustee (the “Trust Guarantee Trustee”) under the Trust Guarantee.

The Property Trustee holds title to the LLC Preferred Securities, for the benefit of the holders of the trust securities, and, as such holder, the Property Trustee has the power to exercise all rights, powers and privileges with respect to the LLC Preferred Securities under the Limited Liability Company Agreement dated as of August 19, 2005 (the “LLC Agreement”), entered into by Holdings, as managing member of the LLC, and the Trust. In addition, the Property Trustee maintains exclusive control of a segregated non-interest bearing bank account to hold all payments made in respect of the LLC Preferred Securities for the benefit of the holders of the trust securities.

JPMorgan Chase Bank, N.A., as the Trust Guarantee Trustee, holds the Trust Guarantee for the benefit of the holders of the Trust Preferred Securities.

Holdings, as the holder of all the Trust Common Securities, has the right to appoint, remove or replace any of the trustees and to increase or decrease the number of trustees, provided that there is always a Delaware Trustee, a Property Trustee and at least one Regular Trustee. Holdings pays all fees and expenses related to the organization and operation of the Trust (including any taxes (other than withholding taxes), duties, assessments or governmental charges of whatever nature imposed by the United States or any other domestic taxing authority upon the Trust) and is responsible for all debts and obligations of the Trust (other than with respect to the Trust Preferred Securities). If the Trust is required by law to withhold amounts from distributions in respect of payments on the Affiliate Debt Instruments or Eligible Debt Securities, such withheld amounts will be treated as paid in respect of current or future distributions to the applicable holders. In the event the Trust is unable to credit its withholding tax obligations against distributions to such holders,  Holdings will reimburse the Trust for any liability in respect of withholding taxes.

For so long as the Trust Preferred Securities remain outstanding,  Holdings has covenanted (i) to maintain direct 100% ownership of the Trust Common Securities, (ii) to cause the Trust to remain a statutory trust and not to voluntarily dissolve, except as permitted by the declaration of trust, (iii) to use its commercially reasonable efforts to ensure that the Trust will not be an “investment company” that is required to be registered under the Investment Company Act and (iv) to take no action that would be reasonably likely to cause the Trust to be classified as an association or a publicly traded partnership taxable as a corporation for United States federal income tax purposes.

Holdings pays all fees and expenses related to the organization and operation of the LLC (including any taxes (other than withholding taxes), duties, assessments or governmental charges of whatever nature imposed by the United States or any other domestic taxing authority upon the LLC) and is responsible for all debts and obligations of the LLC (other than with respect to the LLC Preferred Securities). If the LLC is required by law to withhold amounts from distributions in respect of payments on the Affiliate Debt Instruments or Eligible Debt Securities, such withheld amounts will be treated as paid in respect of current or future distributions to the applicable holders. In the event the LLC is unable to credit its withholding tax obligations against distributions to such holders, Holdings will reimburse the LLC for any liability in respect of withholding taxes.

For so long as the LLC Preferred Securities remain outstanding, Holdings has covenanted (i) to remain the sole managing member of the LLC and to maintain direct 100% ownership of the managing member’s interest in the LLC, which interest currently represents at least 5% of the total capital of the LLC, (ii) to cause the LLC to remain a limited liability company and not to voluntarily dissolve, except as permitted by the LLC Agreement, (iii) to use commercially reasonable efforts to ensure that the LLC will not be an “investment company” for purposes of the Investment Company Act and (iv) to take no action that would be reasonably likely to cause the LLC to be classified as an association or a publicly traded partnership taxable as a corporation for United States federal income tax purposes.

The location of the principal executive office of the Trust and the LLC is c/o Lehman Brothers Holdings Inc., 745 Seventh Avenue, New York, NY 10019. The office of the Delaware Trustee of the Trust is Chase Bank USA, National Association, 500 Stanton Christiana Road, Building 4, 3rd Floor, Newark, Delaware 19713.

The Certificate of Trust and declaration of trust of the Trust, the Trust Guarantee, the forms of the Trust Preferred Securities and Trust Common Security, the certificate of formation and Limited Liability Company Agreement of the LLC, the LLC Guarantee and the forms of the LLC Preferred Securities are incorporated by reference as exhibits to this Report. The foregoing is not a complete summary of the material terms and provisions of the Trust Preferred Securities or of the other documents referred to above and is subject to, and qualified in its entirety by reference to, such documents and to applicable law.

Holdings

Holdings, together with its subsidiaries, is a global investment bank serving the financial needs of corporations, governments and municipalities, institutional clients and high-net-worth individuals worldwide, providing a full array of equity and fixed income sales, trading and research, investment banking services and investment management and advisory services. Its worldwide headquarters in New York and regional headquarters in London and Tokyo are complemented by offices in additional locations in North America, Europe, the Middle East, Latin America and the Asia Pacific region. The firm, through predecessor entities, was founded in 1850. Holdings files annual, quarterly and current reports, proxy statements and other information with the SEC. See “Available Information” above.

ITEM 1A.     RISK FACTORS

You should carefully consider the following risks, the risk factors relating to Holdings set forth in Exhibit 99.01 and incorporated by reference herein, and all of the other information set forth in this Report, including the Consolidated Financial Statements of the Trust and the LLC and the Notes thereto. If any of the events or developments described below were actually to occur, it could materially and adversely affect an investment in the Trust Preferred Securities.

Because payments on the Trust Preferred Securities are dependent upon payments made on the Company Debenture, holders are subject to the risks that may affect Holdings’ business. The ability of the Trust to pay distributions on the Trust Preferred Securities is entirely dependent on its receipt of corresponding distributions with respect to the LLC Preferred Securities. The ability of the LLC to pay distributions on the LLC Preferred Securities is, in turn, dependent on its receipt of payments with respect to the Company Debenture and the Eligible Debt Securities held by the LLC. Holdings has guaranteed, on a subordinated basis, the payment in full of all distributions and other payments on the trust preferred securities to the extent that the Trust has funds available therefor. Accordingly, an evaluation of Holdings’ financial condition is relevant to an evaluation of the financial condition of the Trust and its ability to pay distributions on the Trust Preferred Securities, and you should read the information about Holdings, including financial statements and other financial information, contained or incorporated by reference in the annual, quarterly and current reports Holdings files with the SEC, which are incorporated herein by reference. See “Available Information” above. A description of certain risk factors that could affect Holdings’ business, financial condition and results of operations is included in Item 1A of Holdings’ Annual Report on Form 10-K for the fiscal year ended November 30, 2007, and is incorporated herein by reference to Exhibit 99.01 to this Report.

Distributions by the LLC may be deferred in Holdings’ discretion and, in such case, holders will be required to recognize income for U.S. federal income tax purposes in advance of the receipt of cash attributable to such income. Distributions on the LLC Preferred Securities may be deferred by Holdings, as the managing member of the LLC, in its sole discretion. Interest payments on the Affiliate Debt Instruments, including the Company Debenture, can be deferred by the applicable issuer (including Holdings) from time to time for up to 20 consecutive quarters, provided that at the end of any deferral period, the issuer then pays all accrued and unpaid interest, and so long as any deferral does not extend beyond the stated maturity date of such Affiliate Debt Instrument. If interest payments on the Company Debenture and other Affiliate Debt Instruments are deferred or if such interest payments are not paid to the LLC according to their terms, the LLC will generally lack funds to pay distributions on the LLC Preferred Securities. In addition, Holdings, as managing member of the LLC, may fail to pay simple distributions in full on up to an aggregate of 28 payment dates without triggering the right of the Property Trustee, as special representative of the LLC (the “Special Representative”) to require dissolution of the LLC. Furthermore, so long as a mandatory deferral event occurs and is continuing, the LLC will be required to defer distributions on the LLC Preferred Securities to the extent that Holdings cannot sell sufficient common stock or its perpetual deferrable preferred stock to pay such distributions. If the LLC does not make current distributions on the LLC Preferred Securities, either because the managing member defers distributions to be made or because the LLC lacks sufficient funds, the Trust will not have funds available to make current distributions on the Trust Preferred Securities.

If the issuer of an Affiliate Debt Instrument pays all accrued and unpaid interest with respect to such Affiliate Debt Instrument, the issuer may defer the payment of interest for a new 20-quarter deferral period. As a result, if the LLC is dissolved because payments on the LLC Preferred Securities have been deferred for more than 28 quarters, and at such time all accrued interest has been paid on any Affiliate Debt Instruments held by the LLC, interest on the Affiliate Debt Instruments may be deferred for a new 20-quarter deferral period and holders of the Trust Preferred Securities may not receive distributions for up to 48 consecutive quarters.

Even if distributions are not made on the LLC Preferred Securities, each holder of Trust Preferred Securities will still be required to include in its income, for U.S. federal income tax purposes, its allocable share of income on the LLC

Preferred Securities. In that event, each holder of Trust Preferred Securities will recognize income for United States federal income tax purposes in advance of the receipt of cash and will not receive the cash related to such income from the Trust related to such income if such holder disposes of its Trust Preferred Securities prior to the record date for the date on which distributions of such amounts are made by the Trust.

The Trust Preferred Securities may be redeemed when prevailing interest rates are relatively low. Holdings, as the managing member of the LLC, have the option to redeem the LLC Preferred Securities for cash, in whole or in part, from time to time after August 19, 2010. Additionally, upon the occurrence of a Tax Event or an Investment Company Event (each as defined in the Prospectus) prior to August 19, 2010,  Holdings has the option to redeem the LLC Preferred Securities for cash, in whole (but not in part). Upon any such redemption of the LLC Preferred Securities, the Trust Preferred Securities will be redeemed at the same price. Holdings may choose to redeem the Trust Preferred Securities when prevailing interest rates are lower than the rate then borne by the Trust Preferred Securities. In that case you would not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the interest rate on the Trust Preferred Securities.

The Trust Preferred Securities are effectively subordinated to substantially all of Holdings’ debt. Holding’s obligations under the Company Debenture are, and under any Investment Guarantees will be, subordinate and junior in right of payment to all of Holding’s indebtedness except any indebtedness that by its terms is subordinated to, or ranks on an equal basis with, the Company Debenture and certain other indebtedness, including indebtedness incurred in the ordinary course of business (“senior debt”). This means that Holdings cannot make any payments on the Company Debenture and any Investment Guarantee if Holdings defaults on a payment of senior debt and do not cure the default within the applicable grace period or if the senior debt becomes immediately due because of a default and has not yet been paid in full. In addition, Holding’s obligations under the Company Debenture and any Investment Guarantee will be effectively subordinated to all existing and future liabilities of its subsidiaries. As of November 30, 2007, Holding’s consolidated unsecured long-term borrowings (excluding borrowings with remaining maturities within one year of that date) were $123.2 billion.

Holding’s obligations under the Trust Guarantee and the LLC Guarantee are subordinate and junior in right of payment to all of Holding’s indebtedness and will rank pari passu with the most senior preferred stock issued, if any, from time to time by Holdings.

There are no terms in the Trust Preferred Securities, the LLC Preferred Securities, the LLC Guarantee, the Trust Guarantee or the Affiliate Debt Instruments that limit Holding’s ability to incur additional indebtedness.

If a mandatory deferral event has occurred and Holdings is unable to sell its common stock or perpetual preferred stock for a period continuing for at least two years, amounts received by the Trust in respect of interest on the Affiliate Debt Instruments accrued from that date will be effectively subordinated to payments on Holding’s outstanding preferred stock in the event of its bankruptcy or dissolution. So long as the LLC is in existence and has not been dissolved, in the event of Holding’s bankruptcy or dissolution and if a mandatory deferral event has occurred and Holdings is unable to sell its common stock or perpetual deferrable preferred stock for a period continuing for at least two years, any amounts received by the Trust in respect of interest on the Affiliate Debt Instruments accrued from that date forward is required to be paid by the Property Trustee directly to the holders of Holding’s then outstanding preferred or preference stock, if any, or their representatives, to the extent necessary to pay in full any amounts then payable on such preferred or preference stock remaining unpaid. As of November 30, 2007, Holdings had $1.1 billion aggregate liquidation preference of preferred stock outstanding.

Holdings is a holding company and payments on any Affiliate Debt Instruments issued by Holdings, including the Company Debenture, will only be made from its earnings and assets, and not those of its subsidiaries. The Company Debenture and any other Affiliate Debt Instruments issued by Holdings will be solely its obligations, and no other entity will have any obligation, contingent or otherwise, to make any payments in respect of such securities. Because Holdings is a holding company whose primary assets consist of shares of stock or other equity interests in or amounts due from subsidiaries, almost all of its income is derived from those subsidiaries. Holdings’ subsidiaries will have no obligation to pay any amount in respect of the Company Debenture or other Affiliate Debt Instruments issued by Holdings or to make any funds available therefor. Accordingly,  Holdings will be dependent on dividends and other distributions or loans from its subsidiaries to generate the funds necessary to meet obligations with respect to such securities, including the payment of principal and interest. Due to covenants contained in certain of Holdings’ debt agreements and regulations relating to capital requirements affecting certain of its more significant subsidiaries, the ability of certain subsidiaries to pay dividends and other distributions and make loans to Holdings is restricted. Additionally, as an equity holder, Holdings’ ability to participate in any distribution of assets of any subsidiary is subordinate to the claims of creditors of the subsidiary, except to the extent that any claims Holdings may have as a creditor of the subsidiary are judicially recognized. If these sources are not adequate,  Holdings may be unable to make payments of principal or interest in respect of the Company Debenture and any other Affiliate Debt Instrument issued by Holdings.

Holdings is not required to pay you under the Trust Guarantee or the LLC Guarantee if the Trust or the LLC does not have cash available. The ability of the Trust to make payments on the Trust Preferred Securities is solely dependent upon the LLC’s ability to pay amounts due on the LLC Preferred Securities, which is in turn solely dependent upon Holdings’ and its affiliates making the related payments on the Affiliate Debt Instruments, including the Company Debenture, when due.

If Holdings or its affiliates default on obligations to make payments on the Affiliate Debt Instruments, the LLC and the Trust will not have sufficient funds to make payments on the LLC Preferred Securities and Trust Preferred Securities. In those circumstances, you will not be able to rely upon the LLC Guarantee or Trust Guarantee for payment of these amounts. In addition, in the event that Holdings is unable to make payments on the Affiliate Debt Instruments that Holdings issues, there is a substantial likelihood that Holdings will be unable to make payments on the Investment Guarantees of the Affiliate Debt Instruments that are not issued by Holdings if, as and when required.

Enforcement of certain rights by or on behalf of holders of Trust Preferred Securities may be limited until simple distributions on the LLC Preferred Securities have not been paid in full on an aggregate of 28 payment dates. If an event of default occurs and is continuing on any Affiliate Debt Instrument or Holdings is in default on any of its obligations under any of its guarantees, then the holders of Trust Preferred Securities would rely on the enforcement by the property trustee of its rights, as a holder of the LLC Preferred Securities, against Holdings, including its rights as Special Representative to enforce (i) the LLC’s rights with respect to the Affiliate Debt Instruments and the Investment Guarantees, (ii) the LLC’s rights against Holdings under the LLC Agreement (including with respect to its obligation to use commercially reasonable efforts to sell its common stock or perpetual preferred stock and contribute the proceeds to the LLC, and its obligation not to pay dividends on or make certain other payments with respect to its capital stock under certain circumstances) and (iii) the rights of the holders of the LLC Preferred Securities to receive distributions (only if and to the extent not deferred by the managing member at its discretion or during a mandatory deferral period) on the LLC Preferred Securities.

Additionally, upon the occurrence of any of the following: (i) after giving effect to distributions (if any) paid on any payment date,  Holdings has failed to pay simple distributions in full on an aggregate of 28 payment dates, (ii) an event of default occurs and is continuing on any Affiliate Debt Instrument, or (iii)  Holdings is in default of any of its obligations under the Trust Guarantee, the LLC Guarantee or any Investment Guarantee (each an “Enforcement Event”), the LLC Guarantee Trustee and the Trust Guarantee Trustee will have the right to enforce the LLC Guarantee and the Trust Guarantee, respectively. Under no circumstances, however, will the Special Representative, any holder of LLC Preferred Securities or any holder of Trust Preferred Securities have authority to prevent Holdings, as the managing member of the LLC, from deferring distributions on the LLC Preferred Securities until such time, if any, as simple distributions have not been paid in full on an aggregate of 28 payment dates, at which time the LLC may be dissolved at the request of the Special Representative. As a result, although the Special Representative may be able to enforce the LLC’s rights to accelerate and receive payments in respect of the Affiliate Debt Instruments and the Investment Guarantees, the LLC would be entitled to reinvest such payments in additional Affiliate Debt Instruments subject to satisfying certain reinvestment criteria and the Eligible Debt Securities, rather than making distributions on the LLC Preferred Securities. If after giving effect to distributions (if any) paid on any payment date,  Holdings has failed to pay simple distributions in full on an aggregate of 28 payment dates, then the property Trustee may dissolve the LLC and enforce the Trust’s rights with respect to the Affiliate Debt Instruments and the Investment Guarantees distributed to the Trust in such dissolution.

Holders of the Trust Preferred Securities have limited voting rights. Holders of the Trust Preferred Securities will have limited voting rights and will not be entitled to vote to appoint, remove or replace, or to increase or decrease the number of, trustees, including the property Trustee, which voting rights are vested exclusively in the holder of the Trust common securities.

The trading price of the Trust Preferred Securities may be less than the value of such securities and more volatile than other securities. Holdings has no current intention of deferring interest payments on the Affiliate Debt Instruments or distributions on the LLC Preferred Securities and believe that such deferral is a remote possibility. However, if such payments are deferred or the market perceives that the likelihood of deferral is increasing, the Trust Preferred Securities may trade at a price that does not fully reflect the value of such amounts. If you sell the Trust Preferred Securities during a deferral period, you may not receive the same return on investment as someone else who continues to hold the Trust Preferred Securities. In addition, because interest payments on the Affiliate Debt Instruments and distributions on the LLC Preferred Securities may be deferred, the Trust Preferred Securities may be more volatile than other securities that do not have these terms.

You may suffer a loss if the Affiliate Debt Instruments are distributed to you in exchange for Trust Preferred Securities because market prices for the Trust Preferred Securities or the Affiliate Debt Instruments may not be equal. Holdings cannot give you any assurance as to the market prices for the Trust Preferred Securities or the Affiliate Debt Instruments that may be distributed in exchange for Trust Preferred Securities. Accordingly, the Trust Preferred Securities that an investor may purchase, or the Affiliate Debt Instruments that a holder of Trust Preferred Securities may receive in exchange for Trust Preferred Securities, may trade at a discount to the price that the investor paid to purchase the Trust Preferred Securities.

You could suffer adverse tax consequences if the Trust and the LLC are dissolved and Affiliate Debt Instruments are distributed to holders of Trust Preferred Securities. If the LLC is dissolved, Holdings may distribute the Affiliate Debt Instruments to the Trust. Holdings may in turn redeem the Trust Preferred Securities by distributing Affiliate Debt Instruments to holders of the Trust Preferred Securities on a proportionate basis. Under current U.S. federal income tax law, and assuming, as expected, the LLC is treated as a partnership and the Trust is treated as a grantor trust, such a distribution of Affiliate Debt Instruments to the Trust or to you should not be a taxable event. However, if the Trust or the LLC is characterized for United States federal income tax purposes as an association taxable as a corporation at the time it is dissolved, or if there is a change in law, the distribution of Affiliate Debt Instruments to the Trust or to you may be a taxable event.

Alternative tax characterizations of the Trust Preferred Securities are possible. Alternative tax characterizations of the Trust Preferred Securities are possible and could affect the amount, timing and character of income, gain or loss recognized by holders of the Trust Preferred Securities, and non-U.S. holders could be subject to U.S. federal withholding taxes at rates of up to 30%.

There can be no assurance that an active market for the Trust Preferred Securities will develop. The Trust Preferred Securities may be held or transferred only in amounts having an aggregate liquidation amount of at least $100,000 (100 Trust Preferred Securities). As a result, the trading market for the Trust Preferred Securities may be less active than markets for securities that may be held or transferred in smaller denominations and the Trust Preferred Securities may be less liquid.

There can be no assurance that an active market for the Trust Preferred Securities will develop or be sustained, that the holders of the Trust Preferred Securities will be able to sell their Trust Preferred Securities or at what price holders will be able to sell their Trust Preferred Securities. Although the initial purchasers of the Trust Preferred Securities have indicated to Holdings that they intend to make a market in the Trust Preferred Securities, as permitted by applicable laws and regulations, they are not obligated to do so and may discontinue any such market-making at any time without notice. Accordingly, no assurance can be given as to the liquidity of, or trading markets for, the Trust Preferred Securities.

Potential conflicts of interest may exist. One of Holdings’ affiliates acts as calculation agent for the Company Debenture and will determine the distribution rate on the Trust Preferred Securities as calculation agent. As a result, potential conflicts of interest may exist between Holdings’ affiliate and you.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.     PROPERTIES

None.

ITEM 3.     LEGAL PROCEEDINGS

None.

ITEM 4.     SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

Pursuant to General Instruction I of Form 10-K, the information required by Item 4 is omitted.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public market for the Trust Common Securities or the LLC Common Securities. All of the Trust Common Securities and the LLC Common Securities are owned of record and beneficially by Holdings.

Holdings, as holder of the LLC Common Securities, is entitled to receive distributions thereon, which accumulate at an annual rate of 3-month LIBOR for each distribution period plus a margin equal to 2.78% until August 19, 2010 and thereafter at an annual rate of 3-month LIBOR plus a margin equal to 3.78%. If earnings on the Company Debenture and the Eligible Debt Securities exceed the aggregate amounts payable on the LLC Preferred Securities and the LLC Common Securities, 50% of such excess will be distributed on the LLC Preferred Securities and the balance will be distributed on the LLC Common Securities. Holdings, as holder of the Trust Common Securities, together with the holders of Trust Preferred Securities, is entitled to receive cumulative cash distributions at such times and in such amounts as the Trust receives cash payments from the LLC on the LLC Preferred Securities or from the Company on the Trust Guarantee.

ITEM 6.     SELECTED FINANCIAL DATA

Pursuant to General Instruction I of Form 10-K, the information required by Item 6 is omitted.

LEHMAN BROTHERS HOLDINGS E-CAPITAL TRUST I

LEHMAN BROTHERS HOLDINGS E-CAPITAL LLC I

Management’s Narrative Analysis of Results of Operations

ITEM 7.     MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

Forward-Looking Statements

Some of the statements contained in this Management’s Narrative Analysis of Results of Operations, including those relating to our strategy and other statements that are predictive in nature, that depend on or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are not historical facts but instead represent only management’s expectations, estimates and projections regarding future events. Similarly, these statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. For discussion of some of these risks, see Part I, Item 1A, “Risk Factors” of this Report. Our actual results and financial condition may differ, perhaps materially, from the anticipated results and financial condition in any such forward-looking statements and, accordingly, readers are cautioned not to place undue reliance on such statements, which speak only as of the date on which they are made. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

General

The Trust and the LLC were both formed on August 16, 2005. The Trust is a statutory trust formed under the Delaware Statutory Trust Act, as amended. The LLC is a limited liability company formed under the Delaware Limited Liability Company Act, as amended.

On August 19, 2005, the Trust issued $300 million aggregate liquidation amount of Trust Preferred Securities to investors in a private placement and $1,000 of Trust Common Securities to Holdings. The Trust used the offering proceeds to purchase from the LLC $300 million aggregate liquidation preference of LLC Preferred Securities. Contemporaneous with the issuance of the LLC Preferred Securities, the LLC also issued to Holdings common securities with an aggregate liquidation preference of $15.8 million, representing 5% of the total initial capital of the LLC. The LLC used the proceeds from the issuance of the LLC preferred and common securities to purchase from Holdings a floating rate subordinated debenture due 2035 in a principal amount of $300,001,000 (the “Company Debenture”) and certain U.S. government obligations and commercial paper of entities not affiliated with Holdings and its subsidiaries (the “Eligible Debt Securities”).

The Trust exists for the exclusive purpose of (i) issuing the Trust Preferred Securities and Trust Common Securities (collectively, the “Trust Securities”) representing undivided beneficial ownership interests in the assets of the Trust, (ii) investing the gross proceeds of the Trust Securities in the LLC Preferred Securities, and (iii) engaging in other activities necessary or incidental thereto.

The LLC exists for the sole purpose of (i) issuing its interests, (ii) investing the proceeds thereof in certain “Affiliate Debt Instruments” (including the Company Debenture) and Eligible Debt Securities and (iii) engaging in other activities necessary or incidental thereto.

On June 19, 2006, pursuant to contractual registration rights, the Trust issued to its investors registered Trust Preferred Securities under the Securities Act of 1933, as amended, in exchange for the unregistered Trust Preferred Securities; the LLC exchanged registered LLC Preferred Securities for the unregistered LLC Preferred Securities; and Holdings exchanged a registered Company Debenture for the unregistered Company Debenture.

Holdings has irrevocably guaranteed, on a subordinated basis, the payment in full of (i) any accumulated and unpaid distributions on the Trust Preferred Securities to the extent of funds of the Trust available therefor, (ii) the amount payable upon redemption of the Trust Preferred Securities to the extent of funds of the Trust available therefor and (iii) the liquidation amount of the Trust Preferred Securities to the extent of the assets of the Trust available for distribution to holders of Trust Preferred Securities. Holdings has also irrevocably guaranteed on a subordinated basis, the payment in full of (i) any accumulated and unpaid distributions on the LLC Preferred Securities to the extent they become payable after giving effect to any permitted deferrals and to the extent of funds of the LLC available therefor, (ii) the amount payable upon redemption of the LLC Preferred Securities to the extent of funds of the LLC available therefor and (iii) the liquidation preference of the LLC Preferred Securities to the extent of the assets of the LLC available for distribution to holders of LLC Preferred Securities. Holdings will fully and unconditionally guarantee, on a subordinated basis, payments in respect of any Affiliate Debt Instruments not issued by Holdings (the “Investment Guarantees”). These financial statements should be read in conjunction with Lehman Brothers Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007.

In accordance with the guidance under FIN 46(R), the Trust consolidates the LLC. Holdings does not consolidate either the Trust or the LLC as it is not deemed the primary beneficiary under the guidance of FIN 46(R).

Holders of the Trust Preferred Securities receive distributions of their pro rata portion of any cash payments received by the Trust on the LLC Preferred Securities. Distributions on the LLC Preferred Securities accumulate from August 19, 2005, the date of original issuance of the LLC Preferred Securities, and are payable quarterly in arrears on each February 19, May 19, August 19 and November 19 (or the next succeeding business day if not a business day), commencing November 21, 2005, at an annual rate of 3-month LIBOR for the related distribution period plus a margin equal to 0.78% until August 19, 2010 and at an annual rate of 3-month LIBOR plus a margin equal to 1.78% from August 19, 2010 until August 19, 2035, and thereafter as described in the Prospectus. The LLC is entitled to receive interest payments on the Company Debenture on the same dates and in the same amounts until its maturity on August 19, 2035. Distributions on the LLC Common Securities accumulate at an annual rate of 3-month LIBOR for each distribution period plus a margin equal to 2.78% until August 19, 2010 and thereafter at an annual rate of 3-month LIBOR plus a margin equal to 3.78%.

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

A more complete description of the terms of the Trust Preferred Securities, LLC Preferred Securities, the Company Debenture and the guarantees of Holdings is contained under the captions “Description of the Trust Preferred Securities,” “Description of the Trust Guarantee,” “Description of the LLC Preferred Securities,” “Description of the LLC Guarantee,” “Description of the LLC Investments” and “Relationship among the Trust Preferred Securities, the LLC Preferred Securities, the Affiliate Debt Instruments and the Guarantees” in the Prospectus and is incorporated herein by reference.

Results of Operations and Changes in Cash Flow for the Years Ended December 31, 2007 and 2006, and the period from August 16, 2005 (Inception) to December 31, 2005

The Trust earned revenues of approximately $19.00 million in interest income on the Company Debenture and Eligible Debt Securities held by the LLC for the year ended December 31, 2007, compared to $18.50 million during the year ended December 31, 2006 and $5.59 million during the period from August 16, 2005 (Inception) to December 31, 2005. The Trust had approximately $18.11 million in interest expense on the Trust Preferred Securities and approximately $890,000 in minority interest expense related to the LLC Common Securities held by Holdings for the year ended December 31, 2007, compared to $17.71 million in interest expense on the Trust Preferred Securities and approximately $790,000 in minority interest expense related to the LLC Common Securities held by Holdings for the year ended December 31, 2006 and $5.36 million in interest expense on the Trust Preferred Securities and approximately $233,000 in minority interest expense related to the LLC Common Securities held by Holdings from August 16, 2005 (Inception) to December 31, 2005. Therefore, the Trust had no net income for the years ended December 31, 2007 and 2006 and the period from August 16, 2005 (Inception) to December 31, 2005.

The LLC earned revenues of approximately $19.00 million in interest income on the Company Debenture and Eligible Debt Securities during year ended December 31, 2007, compared to $18.50 million for the year ended December 31, 2006 and $5.59 million during the period from August 16, 2005 (Inception) to December 31, 2005. The LLC had approximately $18.11 million in interest expense on the LLC Preferred Securities during the year ended December 31, 2007, compared to $17.71 million during the year ended December 31, 2006 and $5.36 million during the period from August 16, 2005 (Inception) to December 31, 2005. Therefore, the LLC had net income of approximately $890,000 for the year ended December 31, 2007, $790,000 for the year ended December 31, 2006 and $233,000 during the period from August 16, 2005 (Inception) to December 31, 2005, representing the return on Holdings’ investment in the LLC Common Securities.

The LLC receives its scheduled interest payments on the Company Debentures and pays the same amounts on the LLC preferred securities to the Trust. The holders of the 300,000 trust preferred securities are paid a required quarterly cash distribution. The table below details the distribution amounts for the years ended December 31, 2007 and 2006, and the period from August 16, 2005 (Inception) to December 31, 2005.

Quarterly Distribution Information

	Payment (Amount in Thousands)	Annualized Rate	Distribution per trust preferred
Period from Inception (August 16, 2005) to December 31, 2005
November 21, 2005	$3,600	4.59%	$12.00

Year Ended December 31, 2006
February 21, 2006	3,948	5.15%	13.16
May 19, 2006	4,024	5.55%	13.41
August 21, 2006	4,664	5.95%	15.55
November 20, 2006	4,680	6.17%	15.60

Year Ended December 31, 2007
February 20, 2007	4,719	6.16%	15.73
May 21, 2007	4,605	6.14%	15.35
August 20, 2007	4,656	6.14%	15.52
November 19, 2007	4,052	6.29%	14.24

From November 20, 2007 to December 31, 2007, additional interest of $1.69 million was accrued on the Company Debenture at an annual rate of 5.69%. For the year ended December 2007, approximately $890,000 of interest was earned on the Eligible Debt Securities, compared to $790,000 for the year ended December 31, 2006 and $233,000 during the period from August 16, 2005 (Inception) to December 31, 2005.

Liquidity and Capital Resources

The ability of the Trust to pay distributions on the Trust Preferred Securities is entirely dependent on its receipt of corresponding distributions with respect to the LLC Preferred Securities. The ability of the LLC to pay distributions on the LLC Preferred Securities is, in turn, dependent on its receipt of payments with respect to the Company Debenture and the Eligible Debt Securities held by the LLC. Holdings has guaranteed, on a subordinated basis, the payment in full of all distributions and other payments on the Trust Preferred Securities to the extent that the Trust has funds available therefor. Accordingly, an evaluation of Holdings’ financial condition is relevant to an evaluation of the financial condition of the Trust and its ability to pay distributions on the Trust Preferred Securities, and you should read the information about Holdings, including financial statements and other financial information, contained or incorporated by reference in the annual, quarterly and current reports Holdings files with the SEC, which are incorporated herein by reference. See “Available Information” above.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed above, on August 19, 2005, the Trust issued $300 million aggregate liquidation amount of Trust Preferred Securities to investors and $1,000 of Trust Common Securities to Holdings. The Trust used the offering proceeds to purchase from the LLC $300 million aggregate liquidation preference of LLC Preferred Securities. Contemporaneous with the issuance of the LLC Preferred Securities, the LLC also issued to Holdings Trust Common Securities with an aggregate liquidation preference of $15.8 million, representing 5% of the total initial capital of the LLC. The LLC used the proceeds from the issuance of the LLC Preferred Securities and the LLC Common Securities to purchase from Holdings the Company Debenture in the principal amount of $300 million and $15.8 million of Eligible Debt Securities. The ability of the Trust to pay distributions on the Trust Preferred Securities is entirely dependent on its receipt of corresponding distributions with respect to the LLC Preferred Securities. The ability of the LLC to pay distributions on the LLC Preferred Securities is, in turn, dependent on its receipt of payments with respect to the Company Debenture and the Eligible Debt Securities held by the LLC. See Part I, Item 1A, “Risk Factors” in this Report.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Lehman Brothers Holdings E-Capital Trust I

Report of Independent Registered Public Accounting Firm	14

Consolidated Statement of Financial Condition at December 31, 2007 and 2006	15

Consolidated Statement of Income for the years ended December 31, 2007, 2006 and for the period from August 16, 2005 (Inception) to December 31, 2005	16

Consolidated Statement of Changes in Stockholder’s Equity for the years ended December 31, 2007, 2006 and for the period from August 16, 2005 (Inception) to December 31, 2005	17

Consolidated Statement of Cash Flows for the years ended December 31, 2007, 2006 and for the period from August 16, 2005 (Inception) to December 31, 2005	18

Notes to Consolidated Financial Statements	19

Lehman Brothers Holdings E-Capital LLC I

Report of Independent Registered Public Accounting Firm	21

Statement of Financial Condition at December 31, 2007 and 2006	22

Statement of Income for the years ended December 31, 2007, 2006 and for the period from August 16, 2005 (Inception) to December 31, 2005	23

Statement of Member’s Capital for the years ended December 31, 2007, 2006 and for the period from August 16, 2005 (Inception) to December 31, 2005	24

Statement of Cash Flows for the years ended December 31, 2007, 2006 and for the period from August 16, 2005 (Inception) to December 31, 2005	25

Notes to Financial Statements	26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Trustees of Lehman Brothers Holdings E-Capital Trust I and the Board of Directors of Lehman Brothers Holdings Inc.

We have audited the accompanying consolidated statements of financial condition of Lehman Brothers Holdings E-Capital Trust I (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholder’s equity, and cash flows for the years ended December 31, 2007 and 2006 and the period from August 16, 2005 (inception) to December 31, 2005.  These financial statements are the responsibility of the trustees of the Company and management of Lehman Brothers Holdings Inc.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures  that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lehman Brothers Holdings E-Capital Trust I at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for the years ended December 31, 2007 and 2006, and the period from August 16, 2005 (inception) to December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, New York

March 31, 2008

LEHMAN BROTHERS HOLDINGS E-CAPITAL TRUST I

Consolidated Statement of Financial Condition

	December 31,
In thousands, except per share data	2007	2006

Assets
Cash	$9	$3
Investment in Holdings junior subordinated debt	254,872	300,001
Commercial paper	17,700	16,810
Interest receivable	2,234	2,154
Total assets	$274,815	$318,968

Liabilities
Trust preferred securities (ECAPS®)	$254,871	$300,000
Interest payable	2,240	2,154
Total liabilities	257,111	302,154

Minority interest in consolidated subsidiary	17,703	16,813

Stockholder’s Equity
Trust common security
1 security authorized, issued and outstanding;
$1,000 liquidation amount	1	1
Total stockholder’s equity	1	1
Total liabilities, minority interest and stockholder’s equity	$274,815	$318,968

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS E-CAPITAL TRUST I

Consolidated Statement of Income

			Period from
			August 16, 2005
			(Inception) to
	Year Ended December 31,		December 31,
In thousands	2007	2006	2005

Interest income	$19,003	$18,502	$5,588
Interest expense	18,113	17,712	5,355
Minority interest expense	890	790	233
Total expenses	19,003	18,502	5,588
Net income	$—	$—	$—

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS E-CAPITAL TRUST I

Consolidated Statement of Changes in Stockholder’s Equity

In thousands	Year Ended December 31, 2007
Trust common security
Beginning balance	$1
Issuance	—
Ending balance	$1
Total stockholder’s equity	$1

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS E-CAPITAL TRUST I

Consolidated Statement of Cash flows

			Period from
			August 16, 2005
	Year Ended December 31,		(Inception) to
In thousands	2007	2006	December 31, 2005
Cash Flows From Operating Activities

Net Income	$—	$—	$—
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of interest income	(890)	(790)	(233)
Minority interest expense	890	790	233
Net change in:
Sale (Investment) in Holdings junior subordinated debt	45,129	—	(300,001)
Interest receivable	(80)	(395)	(1,759)
Interest payable	86	395	1,759
Net cash provided by (used in) operating activities	45,135	—	(300,001)

Cash Flows From Investing Activities
Maturity of commercial paper	52,501	66,311	—
Purchase of commercial paper	(52,501)	(66,308)	(15,790)
Net cash provided by (used in) investing activities	—	3	(15,790)

Cash Flows From Financing Activities
Issuance (Repurchase) of trust preferred securities	(45,129)	—	300,000
Issuance of trust common security	—	—	1
Contribution of minority interest	—	—	15,790
Net cash provided by (used in) financing activities	(45,129)	—	315,791

Net change in cash and cash equivalents	6	3	—
Cash and cash equivalents, beginning of period	3	—	—
Cash and cash equivalents, end of period	$9	$3	$—

Supplemental Disclosure of Cash Flow Information (in thousands):

Interest paid totaled $18,032, $17,317 and $3,596 for the years ended December 31, 2007 and 2006 and period from August 16, 2005 (Inception) to December 31, 2005, respectively.

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS HOLDINGS E-CAPITAL TRUST I

Notes to the Consolidated Financial Statements

Note 1 Summary of Significant Accounting Policies

Description of Business

Lehman Brothers Holdings E-Capital Trust I (the “Trust”) is a statutory business trust formed under the Delaware Business Trust Act, as amended, pursuant to the filing of a certificate of trust with the Secretary of State on August 16, 2005 and the execution of a declaration of trust dated as of August 19, 2005. The Trust exists for the exclusive purpose of (i) issuing trust securities, consisting of Floating Rate Enhanced Capital Advantage Preferred Securities (the “Trust Preferred Securities” or “ECAPS®”) and trust common securities (the “Trust Common Securities”), representing undivided beneficial ownership interests in the assets of the Trust, (ii) investing the gross proceeds of the trust securities in the preferred securities (the “LLC Preferred Securities”) issued by Lehman Brothers Holdings E-Capital LLC I (the “LLC”), and (iii) engaging in only those other activities necessary or incidental thereto. Lehman Brothers Holdings Inc. (“Holdings”) is the sole owner of the Trust Common Securities.

Holdings paid all expenses related to the offering of the Trust Preferred Securities. Holdings also has agreed to (i) pay all fees and expenses related to the organization and operations of the Trust and LLC (including taxes (other than withholding taxes), duties, assessments, or government charges of whatever nature imposed by the United States of America or any other domestic taxing authority upon the Trust) and the offering of the Trust Preferred Securities and (ii) be responsible for all debts and other obligations of the Trust (other than with respect to the Trust Preferred Securities and the Trust Common Securities). Holdings has agreed to indemnify the trustees of the Trust and certain other persons.

Basis of Presentation

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

Investments

The investment in Holdings junior subordinated debt is carried at cost, with the related accrued interest receivable included in the Consolidated Statement of Financial Condition. The investment in commercial paper is carried at cost plus accrued interest in the Consolidated Statement of Financial Condition. The fair values of the investments approximate their carrying values.

Trust Preferred Securities

The Trust Preferred Securities (ECAPS®) are carried at cost, with the related accrued interest payable included in the Consolidated Statement of Financial Condition.

Minority Interest

The minority interest as shown in the Consolidated Statement of Financial Condition represents the investment made by Holdings in the LLC. See Note 3 for additional information.

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

LEHMAN BROTHERS HOLDINGS E-CAPITAL TRUST I

Notes to the Consolidated Financial Statements

Note 2 Trust Preferred Securities (ECAPS®)

The Trust issued $300 million of Trust Preferred Securities (ECAPS®) and $1,000 of Trust Common Securities on August 19, 2005. The Trust used the offering proceeds to purchase $300 million of LLC Preferred Securities. Contemporaneous with the issuance of the LLC Preferred Securities, the LLC also issued common securities with an aggregate liquidation preference of $15.8 million, representing 5% of the total initial capital of the LLC (the “Minority Interest”). The LLC used the proceeds from the issuance of the LLC Preferred Securities and Minority Interest to purchase a Holdings floating rate subordinated debenture due 2035 (the “Company Debenture”) in a principal amount of $300,001,000 and certain U.S. government obligations and commercial paper of entities not affiliated with Holdings and its subsidiaries (the “Eligible Debt Securities”).

Holders of the Trust Preferred Securities (ECAPS®) receive distributions of their pro rata portion of any cash payments received by the Trust on the LLC Preferred Securities. Distributions on the LLC Preferred Securities accumulate from August 19, 2005, the date of original issuance of the LLC Preferred Securities, and are payable quarterly in arrears on each February 19, May 19, August 19 and November 19 (or the next succeeding business day if not a business day), commencing November 21, 2005, at an annual rate of 3-month LIBOR for the related distribution period plus a margin equal to 0.78% until August 19, 2010 and at an annual rate of 3-month LIBOR plus a margin equal to 1.78% from August 19, 2010 until August 19, 2035, and thereafter as set forth in the limited liability company agreement of the LLC. The LLC is entitled to receive interest payments on the Company Debenture on the same dates and in the same amounts until its maturity on August 19, 2035. Distributions on the Minority Interest accumulate at an annual rate of 3-month LIBOR for each distribution period plus a margin equal to 2.78% until August 19, 2010 and thereafter at an annual rate of 3-month LIBOR plus a margin equal to 3.78%. If earnings on the Company Debenture and the Eligible Debt Securities exceed the aggregate amounts payable on the LLC Preferred Securities and the Minority Interest as described above, 50% of such excess will be distributed on the LLC Preferred Securities and the balance will be distributed on the Minority Interest.

The LLC Preferred Securities are redeemable for cash, at the option of Holdings as the managing member of the LLC, in whole or in part, from time to time after August 19, 2010, at an amount per LLC Preferred Security equal to the $1,000 liquidation preference plus accumulated and unpaid distributions on a compounded basis (the “Redemption Price”). Upon any redemption of the LLC Preferred Securities, the Trust Preferred Securities and Trust Common Securities will be redeemed on a pro rata basis and the Trust Preferred Securities will be redeemed at a corresponding Redemption Price. Neither the LLC Preferred Securities nor the Trust Preferred Securities are redeemable at any time at the option of the holders thereof.

Holdings has guaranteed, on a subordinated basis, the payment in full of all distributions and other payments on the Trust Preferred Securities to the extent that the Trust has funds available therefor.

Generally, holders of the Trust Preferred Securities will not have any voting rights.

Note 3 Concentration of Credit Risk

The credit risk of the Trust principally relates to Holdings as issuer of the Company Debenture, and the possibility of Holdings’ non-performance in fulfilling its contractual obligations pursuant to this transaction.

Note 4 Related Parties

On February 20, May 21, August 20, and November 19, 2007 the Trust received its scheduled interest payments on the LLC Preferred Securities at annual rates of 6.16% (approximately $4.72 million in the aggregate), 6.14% (approximately $4.61 million in the aggregate), 6.14% (approximately $4.66 million in the aggregate) and 6.29% (approximately $4.05 million in the aggregate), respectively, and paid the same amount on the Trust Preferred Securities. Additionally, on February 21, May 19, August 21 and November 20, 2006, the LLC received its scheduled interest payment on the Company Debenture at annual rates of 5.15% (approximately $3.95 million in the aggregate), 5.55% (approximately $4.02 million in the aggregate), 5.95% (approximately $4.66 million in the aggregate) and 6.17% (approximately $4.68 million in the aggregate) and paid the same amount on the LLC preferred securities to the Trust.

In addition, Holdings has guaranteed certain payments as described in Note 2. These financial statements should be read in conjunction with Lehman Brothers Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Trustees of Lehman Brothers Holdings E-Capital LLC I and the Board of Directors of Lehman Brothers Holdings Inc.

We have audited the accompanying statements of financial condition of Lehman Brothers Holdings E-Capital LLC I (the “Company”) as of December 31, 2007 and 2006, and the related statements of income, changes in member’s capital, and cash flows for the years ended December 31, 2007 and 2006 and the period from August 16, 2005 (Inception) to December 31, 2005.  These financial statements are the responsibility of the managing member of the Company and management of Lehman Brothers Holdings Inc.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures  that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lehman Brothers Holdings E-Capital LLC I at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for the years ended December 31, 2007 and 2006, and the period from August 16, 2005 (inception) to December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, New York

March 31, 2008

LEHMAN BROTHERS HOLDINGS E-CAPITAL LLC I

Statement of Financial Condition

	December 31,
In thousands, except share data	2007	2006

Assets
Cash	$9	$3
Investment in Holdings junior subordinated debt	254,872	300,001
Commercial paper	17,700	16,810
Interest receivable	2,234	2,154
Total assets	$274,815	$318,968

Liabilities and Member’s Capital
LLC preferred securities	$254,872	$300,001
Interest payable	2,240	2,154
Total liabilities	257,112	302,155

Member’s Capital
Contributed capital	15,790	15,790
Retained earnings	1,913	1,023
Total member’s capital	17,703	16,813
Total liabilities and member’s capital	$274,815	$318,968

See Notes to Financial Statements.

LEHMAN BROTHERS HOLDINGS E-CAPITAL LLC I

Statement of Income

			Period from
			August 16, 2005
			(Inception) to
	Year Ended December 31,		December 31,
In thousands	2007	2006	2005
Interest income	$19,003	$18,502	$5,588
Interest expense	18,113	17,712	5,355
Net income	$890	$790	$233

See Notes to Financial Statements.

LEHMAN BROTHERS HOLDINGS E-CAPITAL LLC I

Statement of Member’s Capital

In thousands	Year Ended December 31, 2007

Contributed capital
Beginning capital	$15,790
Contributions	—
Withdrawals	—
Ending capital	$15,790

Retained earnings
Beginning balance	$1,023
Net income	890
Ending balance	1,913
Total member’s capital	$17,703

See Notes to Financial Statements.

LEHMAN BROTHERS HOLDINGS E-CAPITAL LLC I

Statement of Cash Flows

			Period from
			August 16, 2005
			(Inception) to
	Year Ended December 31,		December 31,
In thousands	2007	2006	2005
Cash Flows From Operating Activities
Net Income	$890	$790	$233
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of interest income	(890)	(790)	(233)
Net change in:
Sale (Investment) in Holdings junior subordinated debt	45,129	—	(300,001)
Interest receivable	(80)	(395)	(1,759)
Interest payable	86	395	1,759
Net cash provided by (used in) operating activities	45,135	—	(300,001)

Cash Flows From Investing Activities
Maturity of commercial paper	52,501	66,311	—
Purchase of commercial paper	(52,501)	(66,308)	(15,790)
Net cash provided by (used in) investing activities	—	3	(15,790)

Cash Flows From Financing Activities
Issuance (Repurchase) of LLC preferred securities	(45,129)	—	300,001
Contributed capital	—	—	15,790
Net cash provided by (used in) financing activities	(45,129)	—	315,791

Net change in cash and cash equivalents	6	3	—
Cash and cash equivalents, beginning of period	3	—	—
Cash and cash equivalents, end of period	$9	$3	$—

Supplemental Disclosure of Cash Flow Information (in thousands):

Interest paid totaled $18,032, $17,317 and $3,596 for the years ended December 31, 2007 and 2006 and period from August 16, 2005 (Inception) to December 31, 2005, respectively.

See Notes to Financial Statements.

LEHMAN BROTHERS HOLDINGS E-CAPITAL LLC I

Notes to the Financial Statements

Note 1 Summary of Significant Accounting Policies

Description of Business

Lehman Brothers Holdings E-Capital LLC I (the “LLC”) is a limited liability company formed under the Delaware Limited Liability Company Act, as amended, pursuant to the filing of a certificate of formation with the Secretary of State on August 16, 2005 and the execution of a limited liability company agreement dated as of August 19, 2005. Lehman Brothers Holdings Inc. (“Holdings”) is the sole managing member of the LLC. Upon the issuance of the LLC Preferred Securities to Lehman Brothers Holdings E-Capital Trust I (the “Trust”), which securities represent preferred interests in the LLC (the “LLC Preferred Securities”), the Trust became the sole non-managing member of the LLC. Contemporaneous with the issuance of the LLC Preferred Securities, Holdings as managing member contributed capital to the LLC in an amount equal to 5% of the total initial capital of the LLC for its purchase of the common securities of the LLC (the “LLC Common Securities”). The LLC exists for the sole purpose of (i) issuing its interests, (ii) investing the proceeds thereof in Holdings junior subordinated debt (“Affiliate Debt Instruments”) and certain U.S. government obligations and commercial paper of entities not affiliated with Holdings and its subsidiaries (the “Eligible Debt Securities”), and (iii) engaging in only those other activities necessary or incidental thereto.

Holdings has agreed to (i) pay all fees and expenses related to the organization and operations of the LLC, including taxes (other than withholding taxes), duties, assessments, or government charges of whatever nature imposed by the United States of America or any other domestic taxing authority upon the LLC, and (ii) be responsible for all debts and other obligations of the LLC, other than with respect to the LLC Preferred Securities and the LLC Common Securities.

Basis of Presentation

The financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates that affect reported amounts. As such, actual results could differ from those estimates.

Investments

The investment in Holdings junior subordinated debt is carried at cost, with the related accrued interest receivable included in the Statement of Financial Condition. The investment in commercial paper is carried at cost plus accrued interest in the Statement of Financial Condition. The fair values of the investments approximate their carrying values.

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

Note 2 LLC Preferred Securities

The LLC issued $300 million of LLC Preferred Securities, which were purchased by the Trust. Contemporaneous with the issuance of the LLC Preferred Securities, the LLC also issued LLC Common Securities with an aggregate liquidation preference of $15.8 million, representing 5% of the total initial capital of the LLC. The LLC used the proceeds from the issuance of the LLC Preferred and Common Securities to purchase a Lehman Brothers Holdings Inc. (“Holdings”) floating rate subordinated debenture due 2035 (the “Company Debenture”) in a principal amount of $300,001,000 and Eligible Debt Securities.

Distributions on the LLC Preferred Securities accumulate from August 19, 2005, the date of original issuance of the LLC Preferred Securities, and are payable quarterly in arrears on each February 19, May 19, August 19 and November 19 (or the next succeeding business day if not a business day), commencing November 21, 2005, at an annual rate of 3-month LIBOR for the related distribution period plus a margin equal to 0.78% until August 19, 2010 and at an annual

LEHMAN BROTHERS HOLDINGS E-CAPITAL LLC I

Notes to the Financial Statements

rate of 3-month LIBOR plus a margin equal to 1.78% from August 19, 2010 until August 19, 2035, and thereafter as set forth in the limited liability company agreement of the LLC. The LLC is entitled to receive interest payments on the Company Debenture on the same dates and in the same amounts until its maturity on August 19, 2035. Distributions on the LLC Common Securities accumulate at an annual rate of 3-month LIBOR for each distribution period plus a margin equal to 2.78% until August 19, 2010 and thereafter at an annual rate of 3-month LIBOR plus a margin equal to 3.78%. If earnings on the Company Debenture and the Eligible Debt Securities exceed the aggregate amounts payable on the LLC Preferred Securities and the LLC Common Securities as described above, 50% of such excess will be distributed on the LLC Preferred Securities and the balance will be distributed on the LLC Common Securities.

The LLC Preferred Securities will be redeemable for cash, at the option of Holdings as the managing member of the LLC, in whole or in part, from time to time after August 19, 2010, at an amount per LLC Preferred Security equal to the $1,000 liquidation preference plus accumulated and unpaid distributions on a compounded basis (the “Redemption Price”). The LLC Preferred Securities are not redeemable at any time at the option of the holders.

Holdings has guaranteed, on a subordinated basis, the payment in full of all distributions and other payments on the LLC Preferred Securities to the extent that the LLC has funds available therefor.

Note 3 Concentrations of Credit Risk

The credit risk of the LLC principally relates to Holdings as issuer of the Company Debenture and the possibility of Holdings’ non-performance in fulfilling its contractual obligations pursuant to this transaction.

Note 4 Related Parties

On February 20, May 21, August 20, and November 19, 2007 the Trust received its scheduled interest payments on the LLC Preferred Securities at annual rates of 6.16% (approximately $4.72 million in the aggregate), 6.14% (approximately $4.61 million in the aggregate), 6.14% (approximately $4.66 million in the aggregate) and 6.29% (approximately $4.05 million in the aggregate), respectively, and paid the same amount on the Trust Preferred Securities. Additionally, on February 21, May 19, August 21 and November 20, 2006, the LLC received its scheduled interest payment on the Company Debenture at annual rates of 5.15% (approximately $3.95 million in the aggregate), 5.55% (approximately $4.02 million in the aggregate), 5.95% (approximately $4.66 million in the aggregate) and 6.17% (approximately $4.68 million in the aggregate) and paid the same amount on the LLC preferred securities to the Trust.

In addition, Holdings has guaranteed certain payments as described in Note 2. These financial statements should be read in conjunction with Lehman Brothers Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

The management of the Trust and the LLC, with the participation of the persons who function as the equivalent of the principal executive officer and principal financial officer of the Trust and the LLC, evaluated the disclosure controls and procedures of the Trust and the LLC as of the end of the fiscal year covered by this Report.

Based on that evaluation, the persons who function as the equivalent of the principal executive officer and principal financial officer of the Trust and the LLC have concluded that, as of the end of the fiscal year covered by this Report, the disclosure controls and procedures of the Trust and the LLC are effective to ensure that information required to be disclosed by the Trust and the LLC in the reports filed or submitted by them under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Trust and the LLC in such reports is accumulated and communicated to their management, including the persons who function as the equivalent of the principal executive officer and principal financial officer of the Trust and the LLC, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the internal control over financial reporting of the Trust and the LLC that occurred during the fourth fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, their internal control over financial reporting.

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Trust’s or the LLC’s independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction I of Form 10-K, the information required by Item 10 is omitted.

ITEM 11. EXECUTIVE COMPENSATION

Pursuant to General Instruction I of Form 10-K, the information required by Item 11 is omitted.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instruction I of Form 10-K, the information required by Item 12 is omitted.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction I of Form 10-K, the information required by Item 13 is omitted.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The table below sets forth the aggregate fees for audits of the Trust’s and the LLC’s financial statements by Ernst & Young LLP for the fiscal years ended December 31, 2007 and 2006, and the period from August 16, 2005 (Inception) to December 31, 2005. There were no other services rendered by Ernst & Young LLP to the Trust or the LLC in the fiscal years ended December 31, 2007 and 2006, or the period from August 16, 2005 (Inception) to December 31, 2005.

	2007	2006	2005

Audit Fees	$95,000	$50,000	$75,000

Audit Fees include the audit of the Trust’s and the LLC’s annual financial statements and review of financial statements included in the Trust’s and the LLC’s quarterly reports on Form 10-Q.

The Audit Committee of the Board of Directors of Holdings is responsible for the approval of audit fees for its subsidiaries, which includes the Trust and the LLC. Holdings is the sole owner of the Trust Common Securities and the sole managing member of the LLC. Consistent with SEC rules regarding auditor independence, the Audit Committee of Holdings has established policies and procedures governing the provision of audit and non-audit services to Holdings and its subsidiaries (the “pre-approval policies”). The description of the pre-approval policies found on page 35 of Holdings’ Proxy Statement is incorporated herein by reference. You may obtain a copy of the Proxy Statement on the SEC’s website at http://www.sec.gov or Holdings’ website at http://www.lehman.com or by written request to Lehman Brothers Holdings Inc., 1301 Avenue of the Americas, New York, New York 10019, Attention: Corporate Secretary.

PART IV

ITEM 15. EXHIBITS

The following exhibits are filed as part of (or are furnished with, as indicated below) this Annual Report or, where indicated, were heretofore filed and are hereby incorporated by reference:

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
333-129195-01/02, filed on October 21, 2005)

3.03

Amendment No. 1, dated as of May 3, 2006, to Limited Liability Company Agreement of Lehman Brothers Holdings
E-Capital LLC I, dated August 19, 2005 (incorporated by reference to Exhibit 4.07 to Amendment No. 1 to the Registrants’ Registration Statement on Form S-4, File No. 333-129195-01/02, filed on May 10, 2006)

3.04

Certificate of Trust of Lehman Brothers Holdings E-Capital Trust I (incorporated by reference to Exhibit 4.07 to the Registrants’ Registration Statement on Form S-4, File No. 333-129195-01/02, filed on October 21, 2005)

3.05

Declaration of Trust of Lehman Brothers Holdings E-Capital Trust I, dated as of August 19, 2005 (incorporated by reference to Exhibit 4.08 to the Registrants’ Registration Statement on Form S-4, File No. 333-129195-01/02, filed on October 21, 2005)

4.01

LLC Guarantee Agreement, dated as of August 19, 2005 (incorporated by reference to Exhibit 4.09 of the Registrants’ Registration Statement on Form S-4, File No. 333-129195-01/-02, filed on October 21, 2005)

4.02

Trust Guarantee Agreement, dated as of August 19, 2005 (incorporated by reference to Exhibit 4.10 of the Registrants’ Registration Statement on Form S-4,File No. 333-129195-01/-02 filed on October 21, 2005)

4.03

Forms of global certificate of trust preferred security (included Exhibit 3.05 above) (incorporated by reference to Exhibit 4.11 of the Registrants’ Registration Statement on Form S-4, File No. 333-129195-01/-02, filed on October 21, 2005)

4.04	Certificate of trust common security (incorporated by reference to Exhibit 4.12 of the Registrants’ Registration Statement on Form S-4, File No. 333-129195-01/-02, filed on October 21, 2005)

4.05

Form of certificate of LLC preferred security (included in Exhibit 3.02 above) (incorporated by reference to Exhibit 4.13 of the Registrants’ Registration Statement on Form S-4, File No. 333-129195-01/-02, filed on October 21, 2005)

12.01*	Computation of Ratios of Earnings to Fixed Charges

23.01*	Consent of Ernst & Young LLP

31.01*	Certification of Person Who Functions as the Equivalent of the Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a)

31.02*	Certification of Person Who Functions as the Equivalent of the Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a)

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

99.01*	Excerpt from Lehman Brothers Holdings Inc. Annual Report on Form 10-K for the fiscal year ended November 30, 2007

*	Filed/furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this Report to be signed on their behalf by the undersigned thereunto duly authorized.

LEHMAN BROTHERS HOLDINGS E-CAPITAL TRUST I

Date: March 31, 2008	By:	/s/ Martin B. Kelly
Regular Trustee

LEHMAN BROTHERS HOLDINGS E-CAPITAL LLC I

Date: March 31, 2008	By: Lehman Brothers Holdings Inc., as Managing Member

	By:	/s/ Martin B. Kelly
Global Financial Controller

EXHIBIT INDEX

Exhibit No.	Exhibit

12.01	Computation of Ratios of Earnings to Fixed Charges

23.01	Consent of Ernst & Young LLP

31.01	Certification of Person Who Functions as the Equivalent of the Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a)

31.02	Certification of Person Who Functions as the Equivalent of the Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a)

32.01	Certification of Person Who Functions as the Equivalent of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Enacted by Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Person Who Functions as the Equivalent of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Enacted by Section 906 of the Sarbanes-Oxley Act of 2002

99.01	Excerpt of Lehman Brothers Holdings Inc. Annual Report on Form 10-K for the fiscal year ended November 30, 2007