Form 10-Q/A
period 2008-03-31
Lehman Brothers Holdings E-Capital Trust I; Lehman Brothers Holdings E-Capital LLC I
filed 2008-09-19
CIK 1341854, 1341853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008 OR
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

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filers ☐	Accelerated filers ☐	Non-accelerated filers ☒	Smaller reporting companies ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 30, 2008 there was one Trust common security outstanding of Lehman Brothers Holdings E-Capital Trust I and one LLC common security outstanding of Lehman Brothers Holdings E-Capital LLC I and no voting securities of the Registrants were held by non-affiliates of the Registrants.

LEHMAN BROTHERS HOLDINGS E-CAPITAL TRUST I
LEHMAN BROTHERS HOLDINGS E-CAPITAL LLC I

Amendment No. 2 to the Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2008

EXPLANATORY NOTE

Lehman Brothers Holdings E-Capital Trust I (the “Trust”) and Lehman Brothers Holdings E-Capital LLC I (the “LLC”) (together, the “Registrants,” “we,” “us” or “our”) are filing this Amendment No. 2 to Form 10-Q for the quarter ended March 31, 2008, which was originally filed with the Securities and Exchange Commission on May 15, 2008 and amended by Amendment No. 1 on August 7, 2008 (as so amended, the “Original Filing”), solely to amend Part I, Item 4(T) of the Original Filing.

Except as set forth above, this Amendment No. 2 to Form 10-Q does not modify, amend or update in any way any other item or disclosure in the Original Filing. The Original Filing continues to speak as of its date, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

LEHMAN BROTHERS HOLDINGS E-CAPITAL TRUST I
LEHMAN BROTHERS HOLDINGS E-CAPITAL LLC I

PART I—FINANCIAL INFORMATION

ITEM 4(T). Controls and Procedures

The management of the Trust and the LLC, with the participation of the persons who function as the equivalent of the principal executive officer and principal financial officer of the Trust and the LLC, evaluated the disclosure controls and procedures of the Trust and the LLC as of the end of the fiscal quarter covered by this Report.

Based on that evaluation and solely because of our failure to file the required management’s assessment of internal control over financial reporting in our Annual Report on Form 10-K when it was filed on March 31, 2008, the persons who function as the equivalent of the principal executive officer and principal financial officer of the Trust and the LLC have concluded that, as of the end of the fiscal quarter covered by this Report, the disclosure controls and procedures of the Trust and the LLC were not effective to ensure that information required to be disclosed by the Trust and the LLC in the reports filed or submitted by them under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Trust and the LLC in such reports is accumulated and communicated to their management, including the persons who function as the equivalent of the principal executive officer and principal financial officer of the Trust and the LLC, as appropriate to allow timely decisions regarding required disclosure. We remedied this failure by amending our Annual Report on Form 10-K to provide the required assessment.

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
LEHMAN BROTHERS HOLDINGS E-CAPITAL LLC I

PART II—OTHER INFORMATION

ITEM 6. Exhibits

The following exhibits are filed as part of (or are furnished with, as indicated below) this Quarterly Report or, where indicated, were heretofore filed and are hereby incorporated by reference:

3.01

Certificate of Formation of Lehman Brothers Holdings E-Capital LLC I (incorporated by reference to Exhibit 4.05 to the Registrants’ Registration Statement on Form S-4, File No. 333-129195-01/02, filed on October 21, 2005)

3.02

Limited Liability Company Agreement of Lehman Brothers Holdings E-Capital LLC I, dated as of August 19, 2005 (incorporated by reference to Exhibit 4.06 to the Registrants’ Registration Statement on Form S-4, File No. 333-129195-01/02, filed on October 21, 2005)

3.03

Amendment No. 1, dated as of May 3, 2006, to Limited Liability Company Agreement of Lehman Brothers Holdings E-Capital LLC I, dated August 19, 2005 (incorporated by reference to Exhibit 4.07 to Amendment No. 1 to the Registrants’ Registration Statement on Form S-4, File No. 333-129195-01/02, filed on May 10, 2006)

3.04

Certificate of Trust of Lehman Brothers Holdings E-Capital Trust I (incorporated by reference to Exhibit 4.07 to the Registrants’ Registration Statement on Form S-4, File No. 333-129195-01/02, filed on October 21, 2005)

3.05

Declaration of Trust of Lehman Brothers Holdings E-Capital Trust I, dated as of August 19, 2005 (incorporated by reference to Exhibit 4.08 to the Registrants’ Registration Statement on Form S-4, File No. 333-129195-01/02, filed on October 21, 2005)

4.01

LLC Guarantee Agreement, dated as of August 19, 2005 (incorporated by reference to Exhibit 4.09 of the Registrants’ Registration Statement on Form S-4, File No. 333-129195-01/-02, filed on October 21, 2005)

4.02

Trust Guarantee Agreement, dated as of August 19, 2005 (incorporated by reference to Exhibit 4.10 of the Registrants’ Registration Statement on Form S-4, File No. 333-129195-01/-02 filed on October 21, 2005)

4.03

Forms of global certificate of trust preferred security (included Exhibit 3.05 above) (incorporated by reference to Exhibit 4.11 of the Registrants’ Registration Statement on Form S-4, File No. 333-129195-01/-02, filed on October 21, 2005)

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

12.01*	Computation of Ratios of Earnings to Fixed Charges

31.01**	Certification of Person Who Functions as the Equivalent of the Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a)

31.02**	Certification of Person Who Functions as the Equivalent of the Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a)

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

*	Previously filed/furnished
**	Filed/furnished herewith

LEHMAN BROTHERS HOLDINGS E-CAPITAL TRUST I
LEHMAN BROTHERS HOLDINGS E-CAPITAL LLC I

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this Report to be signed on their behalf by the undersigned thereunto duly authorized.

LEHMAN BROTHERS HOLDINGS E-CAPITAL TRUST I

Date: September 19, 2008	By:	/s/ Paolo R. Tonucci
Regular Trustee

LEHMAN BROTHERS HOLDINGS E-CAPITAL LLC I

Date: September 19, 2008	By: Lehman Brothers Holdings Inc., as Managing Member

	By:	/s/ Martin B. Kelly
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