Form 10-Q/A
period 2008-06-30
Lehman Brothers Holdings E-Capital Trust I; Lehman Brothers Holdings E-Capital LLC I
filed 2008-09-19
CIK 1341854, 1341853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the Registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filers  ☐   Accelerated filers  ☐   Non-accelerated filers  ☒   Smaller reporting companies  ☐

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

As of July 30, 2008, there was one Trust common security outstanding of Lehman Brothers Holdings E-Capital Trust I and one LLC common security outstanding of Lehman Brothers Holdings E-Capital LLC I and no voting securities of the Registrants were held by non-affiliates of the Registrants.

LEHMAN BROTHERS HOLDINGS E-CAPITAL TRUST 1

LEHMAN BROTHERS HOLDINGS E-CAPITAL LLC 1

Amendment No. 1 to the Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2008

EXPLANATORY NOTE

Lehman Brothers Holdings E-Capital Trust I (the “Trust”) and Lehman Brothers Holdings E-Capital LLC I (the “LLC”) (together, the “Registrants,” “we,” “us” or “our”) are filing this Amendment No. 1 to Form 10-Q for the quarter ended June 30, 2008, which was originally filed with the Securities and Exchange Commission on August 14, 2008 (the “Original Filing”), solely to amend Part I, Item 4(T) of the Original Filing.

Except as set forth above, this Amendment No. 1 to Form 10-Q does not modify, amend or update in any way any other item or disclosure in the Original Filing. The Original Filing continues to speak as of its date, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

LEHMAN BROTHERS HOLDINGS E-CAPITAL TRUST I

LEHMAN BROTHERS HOLDINGS E-CAPITAL LLC I

PART I - FINANCIAL INFORMATION

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

LEHMAN BROTHERS HOLDINGS E-CAPITAL LLC I

PART II—OTHER INFORMATION

ITEM 6. Exhibits

The following exhibits are filed as part of (or are furnished with, as indicated below) this Quarterly Report or, where indicated, were heretofore filed and are hereby incorporated by reference:

3.01

Certificate of Formation of Lehman Brothers Holdings E-Capital LLC I (incorporated by reference to Exhibit 4.05 to the Registrants’ Registration Statement on Form S-4, File No. 333-129195-01/02, filed on October 21, 2005)

3.02

Limited Liability Company Agreement of Lehman Brothers Holdings E-Capital LLC I, dated as of August 19, 2005 (incorporated by reference to Exhibit 4.06 to the Registrants’ Registration Statement on Form S-4, File No. 333-129195-01/02, filed on October 21, 2005)

3.03

Amendment No. 1, dated as of May 3, 2006, to Limited Liability Company Agreement of Lehman Brothers Holdings E-Capital LLC I, dated August 19, 2005 (incorporated by reference to Exhibit 4.07 to Amendment No. 1 to the Registrants’ Registration Statement on Form S-4, File No. 333-129195-01/02, filed on May 10, 2006)

3.04

Certificate of Trust of Lehman Brothers Holdings E-Capital Trust I (incorporated by reference to Exhibit 4.07 to the Registrants’ Registration Statement on Form S-4, File No. 333-129195-01/02, filed on October 21, 2005)

3.05

Declaration of Trust of Lehman Brothers Holdings E-Capital Trust I, dated as of August 19, 2005 (incorporated by reference to Exhibit 4.08 to the Registrants’ Registration Statement on Form S-4, File No. 333-129195-01/02, filed on October 21, 2005)

4.01

LLC Guarantee Agreement, dated as of August 19, 2005 (incorporated by reference to Exhibit 4.09 of the Registrants’Registration Statement on Form S-4, File No. 333-129195-01/-02, filed on October 21, 2005)

4.02

Trust Guarantee Agreement, dated as of August 19, 2005 (incorporated by reference to Exhibit 4.10 of the Registrants’ Registration Statement on Form S-4, File No. 333-129195-01/-02 filed on October 21, 2005)

4.03

Forms of global certificate of trust preferred security (included Exhibit 3.05 above) (incorporated by reference to Exhibit 4.11 of the Registrants’ Registration Statement on Form S-4, File No. 333-129195-01/-02, filed on October 21, 2005)

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

12.01	*	Computation of Ratios of Earnings to Fixed Charges

31.01	**	Certification of Person Who Functions as the Equivalent of the Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a)

31.02	**	Certification of Person Who Functions as the Equivalent of the Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a)

32.01	*

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

32.02	*

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

*                             Previously filed/furnished herewith

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